Form 10-Q
period 1995-06-30
FORT WAYNE NATIONAL CORP
filed 1995-08-14
CIK 357269

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                           Commission File
June 30, 1995                                   Number 0-10869

FORT WAYNE NATIONAL CORPORATION
(Exact name of registrant as specified in its charter.)

INDIANA                                          35-1502812
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

110 West Berry Street
Post Office Box 110, Fort Wayne, Indiana              46801
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (219) 426-0555

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.

                         YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

              Class                  Outstanding August 9, 1995
________________________________    ____________________________

Common Shares, Without Par Value               11,424,073


PART I FINANCIAL INFORMATION
Item 1. Financial Statements

         FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                           (Unaudited)

                                          June 30   December 31
                                            1995        1994
                                         ___________ ___________
                                             (In thousands)
ASSETS
Cash and due from banks                 $  157,858   $  156,284
Federal funds sold and securities
  purchased under agreements to resell      17,375        1,900
Interest-bearing deposits with banks           200          200

Investment securities                      721,329      701,311

Loans                                    1,289,346    1,219,976
  Less:  Unearned income                    (3,046)      (2,758)
         Allowance for possible
           loan losses                     (19,304)     (21,795)
                                        __________   __________
                             NET LOANS   1,266,996    1,195,423

Premises and equipment                      32,929       32,756
Other assets                                38,685       48,087
                                        __________   __________
                          TOTAL ASSETS  $2,235,372   $2,135,961
                                        ==========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                   $  263,665   $  259,451
  Interest-bearing                       1,425,206    1,372,891
                                        __________   __________
                       TOTAL DEPOSITS    1,688,871    1,632,342

Federal funds purchased and securities
  sold under agreements to repurchase      254,072      255,010
Notes payable - U.S. Treasury and
  other borrowings                          43,808       21,884
Dividends payable                            2,743        2,529
Accrued liabilities                         15,971       16,547
Subordinated and other long-term notes       6,400        7,160
                                        __________   __________
                   TOTAL LIABILITIES     2,011,865    1,935,472

Deferred gain on sale of premises            1,360        1,493

Shareholders' equity:
Preferred stock, without par value:
  Class A Voting - 1,000,000 shares
    authorized but unissued
  Class B Nonvoting - 1,000,000 shares
    authorized but unissued
Common stock, without par value:
  Authorized shares:  20,000,000
  Issued and outstanding shares -
    1995 - 11,423,417; 1994 - 11,493,968    19,039       19,157
Capital surplus                             31,439       31,618
Retained earnings                          162,611      157,189
Unrealized gain (loss) on securities
  available-for-sale                         9,058       (8,968)
                                        __________   __________
           TOTAL SHAREHOLDERS' EQUITY      222,147      198,996
                                        __________   __________
                    TOTAL LIABILITIES
             AND SHAREHOLDERS' EQUITY   $2,235,372   $2,135,961
                                        ==========   ==========

        FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited)

                               Three Months       Six Months
                               Ended June 30    Ended June 30
                             ________________  ________________
                               1995    1994      1995    1994
                             _______  _______  _______  _______
                            (In thousands, except per share data)

INTEREST INCOME
Interest and fees on loans:
  Taxable                    $28,280  $23,450  $54,769  $45,103
  Tax-exempt                     384      309      742      604
Interest and dividends on
  investment securities:
    Taxable                    8,638    8,527   17,274   17,585
    Tax-exempt                 2,677    2,614    5,231    5,206
Interest on federal funds
  sold and securities
  purchased under agreements
  to resell                       60       61      180      109
Interest on deposits with
  banks                           --        6        2       13
                             _______  _______  _______  _______
       TOTAL INTEREST INCOME  40,039   34,967   78,198   68,620

INTEREST EXPENSE
Interest on deposits          16,317   12,457   31,112   24,848
Interest on federal funds
  purchased and securities
  sold under agreements
  to repurchase                3,449    2,193    6,513    3,738
Interest on notes payable -
  U.S. Treasury and other
  borrowings                     291      197      588      398
Interest on subordinated and
  other long-term notes          223      247      454      501
                             _______  _______  _______  _______
      TOTAL INTEREST EXPENSE  20,280   15,094   38,667   29,485
                             _______  _______  _______  _______
         NET INTEREST INCOME
        BEFORE PROVISION FOR
        POSSIBLE LOAN LOSSES  19,759   19,873   39,531   39,135
Provision for possible
  loan losses                    260      693      995    1,703
                             _______  _______  _______  _______
   NET INTEREST INCOME AFTER
      PROVISION FOR POSSIBLE
                 LOAN LOSSES  19,499   19,180   38,536   37,432

NONINTEREST INCOME
Fiduciary fees                 2,447    2,264    4,819    4,447
Service charges on deposit
  accounts                     1,229    1,122    2,318    2,167
Other service charges            726    1,000    1,501    1,853
Net securities gains (losses)     --       (1)      11       --
Other income                     574      413    1,056      688
                             _______  _______  _______  _______
    TOTAL NONINTEREST INCOME   4,976    4,798    9,705    9,155

NONINTEREST EXPENSE
Salaries and wages             6,104    5,877   12,426   11,441
Employee benefits              1,445    1,524    3,073    3,127
Net Occupancy                  1,301    1,162    2,659    2,570
Equipment expense              1,006      988    2,033    1,952
FDIC assessment                  914      885    1,860    1,817
Other expense                  4,585    3,962    8,576    7,476
                             _______  _______  _______  _______
   TOTAL NONINTEREST EXPENSE  15,355   14,398   30,627   28,383
                             _______  _______  _______  _______
  INCOME BEFORE INCOME TAXES   9,120    9,580   17,614   18,204
Applicable income taxes        2,498    2,972    4,771    5,532
                             _______  _______  _______  _______
                  NET INCOME $ 6,622  $ 6,608  $12,843  $12,672
                             =======  =======  =======  =======
Net income per share         $   .58  $   .57  $  1.12  $  1.10
                             =======  =======  =======  =======


        FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited)

                                              Six Months
                                             Ended June 30
                                           1995         1994
                                       ________        ________
                                             (In thousands)
OPERATING ACTIVITIES
Net income                             $ 12,843        $ 12,672
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Provision for possible loan losses      995           1,703
    Net accretion and amortization
      of investment securities               --             195
    Net accretion and amortization
      of loans                              (14)             (2)
    Provision for depreciation and
      amortization of premises and
      equipment                           1,733           1,687
    Deferred income taxes                 1,424            (416)
    Amortization of deferred gain
      on sale of premises                  (133)           (133)
    Gain on sale of investment
      securities                            (14)            (42)
    Loss on sale of investment
      securities                              3              42
    Loans originated for resale          (2,789)        (14,359)
    Unrealized gain on loans held
      for sale                              (31)             --
    Proceeds from sales of loans          3,078          30,701
    Net (gain) loss on sale of loans        (52)            375
    Net loss on sale of premises
      and equipment                          13               9
    (Increase)decrease in other assets   (4,305)            310
    Decrease in other liabilities          (576)         (1,261)
                                        ________        ________
        NET CASH PROVIDED BY OPERATING
                           ACTIVITIES    12,175          31,481

INVESTING ACTIVITIES
Net increase in federal funds sold
  and securities purchased under
  agreements to resell                  (15,475)           (725)
Net increase in interest-bearing
  deposits with banks                        --             (99)
Proceeds from sales of investment
  securities                                650           6,389
Proceeds from maturities of
  investment securities                  85,593         166,672
Purchases of investment securities      (75,941)       (118,632)
Net increase in loans                   (72,760)        (85,023)
Proceeds from disposals of premises
  and equipment                              30              45
Purchase of premises and equipment       (1,949)         (1,681)
                                       ________        ________
 NET CASH USED IN INVESTING ACTIVITIES  (79,852)        (33,054)

FINANCING ACTIVITIES
Net increase (decrease) in deposits      56,529            (316)
Net increase in short-term borrowings    20,986          12,755
Principal payment on long-term debt        (760)           (760)
Cash dividends paid                      (5,059)         (4,738)
Proceeds from exercise of stock options     381             466
Repurchase of common stock               (2,826)             --
                                       ________        ________
       NET CASH PROVIDED BY FINANCING
                           ACTIVITIES    69,251           7,407
                                       ________        ________
INCREASE IN CASH AND CASH EQUIVALENTS     1,574           5,834

Cash and cash equivalents at beginning
  of period                             156,284         134,446
                                       ________        ________
         CASH AND CASH EQUIVALENTS AT
                        END OF PERIOD  $157,858        $140,280
                                       ========        ========

         FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1. Principals of Consolidation

The financial statements are consolidated statements of Fort Wayne National Corporation(the Company) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. A description of all significant accounting policies is included in the 1994 Annual Report to Shareholders.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial reporting. In the opinion of management, all adjustments considered necessary for a fair presentation of the operating results for the three-month and six-month periods ended June 30, 1995 and 1994 have been made.


2. Shareholders' Equity and Per Share Data

Net income per share is based on weighted average shares outstanding of 11,449,759 and 11,475,397 for the three months ended June 30, 1995 and 1994, respectively and 11,473,884 and 11,471,700 for the six months ended June 30, 1995 and 1994, respectively.

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations

                FORT WAYNE NATIONAL CORPORATION
Management's Discussion and Analysis of Financial Condition and
           Results of Operations Financial Condition

Financial Condition

Total assets of the Company increased $99 million at June 30, 1995 when compared to December 31, 1994. Average daily assets for the second quarter of 1995 of $2.153 billion were $68 million over the average for the first quarter of 1995. For the first six months of 1995, average daily assets were $2.119 billion compared to $2.092 billion for the same period in 1994.

Loan growth increased in the second quarter of 1995. Loans, net of unearned income, as of June 30, 1995 were $69 million over the amount outstanding on December 31, 1994 and $65 million over March 31, 1995. Commercial and industrial loans increased $43 million in the second quarter and $58 million from December 31, 1994. As mortgage rates fell somewhat during the second quarter, residential mortgages outstanding grew $4 million from March 31, 1995. Other consumer loans, including home equity borrowings and credit cards increased $14 million in the second quarter and are consistent with the level outstanding at December 31, 1994. During the second quarter of 1995, the Company entered into a new agreement with an outside credit card processor. The Company had previously owned 50% of the outstanding card balances. The new agreement allowed the Company to purchase and own 100% of the balances. This increased the amount of credit card balances outstanding over $7 million to a total of $13 million.

Average loans outstanding also continued to increase. For the second quarter of 1995, loans averaged $1.264 billion, a $53 million increase from the first quarter of 1995. For the six months ended June 30, 1995, loans outstanding averaged $1.238 billion compared to $1.159 billion for the same period in 1994.

With the adoption on January 1, 1994 of Financial Accounting
Standards Board Statement 115, "Accounting for Certain
Investments in Debt and Equity Securities", the Company identified the entire investment portfolio as available-for-sale.

All subsequent purchases have also been classified as available-for-sale. The net unrealized gain, net of taxes, on securities available-for-sale increased $18 million from December 31, 1994 to June 30, 1995.

The investment portfolio, excluding the market valuation adjustment, decreased $10 million from December 31, 1994 as the Company allowed maturing securities to be used to meet the previously mentioned increase in loan demand. On average for the first six months of 1995 excluding the market valuation adjustment, the investment portfolio was $41 million under the same period last year.

Federal funds sold increased $15 million as of June 30, 1995 compared to year-end 1994. However, average federal funds for the first six months of 1995 has been relatively consistent with the same period in 1994.

The Company's total deposits increased $57 million at June 30, 1995 when compared to December 31, 1994. Average total deposits for the second quarter of 1995 are up $29 million from the first quarter 1995 after having decreased $25 million in the first quarter of 1995 from the fourth quarter of 1994. For the six months ended June 30, 1995, average deposits totaled $1.623 billion compared to $1.618 billion for the same period in 1994. Competition for deposits remains intense not just from other commercial banks but also from other entities offering mutual funds, annuities, and other investment alternatives. Unfortunately, these other entities are not subject to the same regulations as financial institutions.

While deposits for the year have been relatively flat, the Company has realized a shift among the various deposit categories. During 1992 and 1993, when interest rates were historically low, short-term deposits gained favor as the depositor did not perceive a sufficient premium to extend maturities. Now, as rates have increased, depositors are beginning to again extend their maturities. For the six months ended June 30, 1995, average short-term deposits including interest-bearing checking and other money market deposits decreased $18 million while other time deposits, excluding deposits of $100,000 or more, increased $25 million over the same period in 1994.

Short-term borrowings, including federal funds purchased and securities sold under agreements to repurchase, and notes payable, increased $21 million at June 30, 1995 from December 31, 1994. On average, short-term borrowings for the first six months of 1995 were $23 million over the same period in 1994 as commercial depositors increased their use of the Company's cash management services.

Capital Resources

The Federal Reserve Board standards classify capital into two categories, called Tier I and Tier II. The Company is required to maintain a certain amount of capital in each category based on "risk-adjusted" assets. The capital guidelines require a combined Tier I and Tier II ratio of 8.0% with at least a 4.0% Tier I capital ratio. In addition, the Federal Reserve Board requires a minimum Tier I leverage ratio of 4.0%. Tier I leverage ratio is defined as Tier I capital divided by total assets less goodwill. The Company's risk-based capital ratios continue to exceed minimum regulatory requirements as shown in the following table (in thousands of dollars). This performance is attributed to the low level of risk-weighted assets in both the loan and investment portfolios.

                         RISK-BASED CAPITAL
                      JUNE 30, 1995 DEC 31, 1994  JUNE 30, 1994
                      _____________ ____________  _____________
                               (DOLLARS IN THOUSANDS)

Tier I Capital        $    210,912  $    205,671   $   196,914

Tier II Capital             17,982        16,036        16,365
                      ____________  ____________  ____________
Total Tier I and
  Tier II Capital     $    228,894  $    221,707  $    213,279
                      ============  ============  ============

Risk-weighted Assets  $  1,438,712  $  1,283,057  $  1,309,400
                      ============  ============  ============

Tier I Capital Ratio        14.66%        16.03%        15.04%

Tier II Capital Ratio        1.25%         1.25%         1.25%
                      ____________  ____________  ____________
Total Tier I and
  Tier II Capital
  Ratio                     15.91%        17.28%        16.29%
                      ============  ============  ============

Tier I Leverage Ratio        9.44%         9.64%         9.32%
                      ============  ============  ============

Management has reviewed current recommendations by the regulatory authorities, including pending requirements under the Federal Deposit Insurance Corporation Improvement Act (FDICIA). It is the opinion of management that the adoption of these regulations would not have a material effect on the liquidity, capital resources, or operations of the Company.

Results of Operations

Net income for the second quarter of 1995 amounted to $6.622 million or $.58 per share, relatively flat with the $6.608 million or $.57 per share for the second quarter of 1994. For the first six months of 1995, net income was $12.843 million or $1.12 per share compared to $12.672 million of $1.10 per share for the same period in 1994.

The net interest margin, measured on a fully taxable equivalent basis, was 4.32% for the second quarter of 1995, a decrease of 13 basis points from the 4.45% in the first quarter of 1995. For the year, the net interest margin averaged 4.38% compared to 4.42% for 1994. Competition for loans continued to be extremely keen the Company's market place. In addition, in an effort to increase deposits, the Company increased certain deposit rates and held other deposit rates constant even though the general level of interest rates declined during the quarter.

The Company uses interest rate futures contracts as a part of its overall interest rate management. These contracts represent commitments to sell a specified instrument at a future date and at a specified price. The notional amount of these futures contracts used for hedging deposit liability accounts amounted to $486 million at June 30, 1995 compared to $458 million at December 31, 1994. The open position of the interest rate futures contracts at June 30, 1995 was a $727,000 loss indicating a decline in rates since the hedges were placed.

The allowance for possible loan losses represents management's estimate of potential credit losses associated with the loan portfolio, including all off-balance sheet lending commitments. While the balance is only an estimate, management does perform a systematic analysis in determining the adequacy of the allowance for possible loan losses and, consequently, the annual provision charged to earnings. Factors considered by management to determine the adequacy of the allowance for possible loan losses include: changes in policies and procedures, including underwriting standards and collection, charge-off and recovery practices; changes in national and local economic and business conditions and developments, including the condition of various market segments; changes in the experience, ability, and depth of the lending management; the identification of any concentrations of credit, and changes in the level of such concentrations; and the effect of external factors such as competition and legal and regulatory requirements. Accordingly, the possibility exists that changes may be required in future periods due to the dynamic economic environment and its possible impact on the financial stability of the Company's borrowers.

The allowance for possible loan losses amounted to $19.3 million at June 30, 1995, a decrease of $2.5 million from the $21.8 million at December 31, 1994 and $3.3 million less than the $22.6
million at June 30, 1994.   This resulted in a ratio of the
allowance to total loans outstanding at June 30, 1995 of 1.50%, a decrease from the 1.79% as of December 31, 1994.

The Company's nonperforming loans, including nonaccrual, past due
90 days, and restructured loans are summarized as follows (in thousands of dollars).


                           NONPERFORMING ASSET TABLE
                      JUNE 30, 1995 DEC 31, 1994 JUNE 30, 1994
                      _____________ ____________ _____________
                               (DOLLARS IN THOUSANDS)

Nonaccrual Loans      $      6,557  $     11,282  $     12,644
90 Days Past Due             1,186           944         1,045
Restructured                   --          8,750           928
                      ____________  ____________  ____________
Total Nonperforming
  Loans               $      7,743  $     20,976  $     14,617
                      ============  ============  ============

Nonperforming Loans
  as a Percent of
  Total Loans
  Outstanding                 .60%         1.72%         1.21%
                      ============  ============  ============

Other Real Estate              360           631           549
                      ____________  ____________  ____________
Total Nonperforming
  Assets              $      8,103  $     21,607  $     15,166
                      ============  ============  ============

Nonperforming Assets
  as a Percent of
  Total Assets                .36%         1.01%         1.26%
                      ============  ============  ============


As of December 31, 1994, the Company had reported an additional $5.9 million of loans where management was closely monitoring the borrower's ability to comply with payment terms. While none of these loans were classified as past due or nonaccrual as of June 30, 1995, subsequent to June 30, 1995 $3.2 million of the $5.9 million were classified as nonaccrual. Management is still closely monitoring the remaining $2.7 million.

Total nonperforming loans decreased $13.2 million at June 30, 1995 when compared to December 31, 1994 and $6.9 million from June 30, 1994. The primary reason for this change was the decrease in restructured loans. An $8 million loan classified as restructured as of December 31, 1994 has subsequently demonstrated sufficient performance under the new terms to now be classified as performing.

Another reason for the decrease in nonperforming is that the Company charged off $3 million of a nonaccrual loan during the second quarter of 1995. The remaining portion of this loan is still classified as nonaccrual and constitutes the majority of the total nonaccrual balance. Excluding this transaction, net charge-offs for the second quarter amounted to $246,000, very comparable to the $240,000 during the first quarter of 1995.

As a result of management's quarterly loan review of the adequacy of the allowance for possible loan losses, the Company provided $260,000 for possible loan losses. This level is less than the $735,000 provided in the first quarter of 1995 and less than the $693,000 provided in the same quarter in 1994. In connection with the charge-off of $3 million on the above mentioned nonaccrual loan, the Company agreed to fund certain operating expenses related to the loan collateral on behalf of the borrower. The payment of these expenses were required to be recognized as part of the Company's operating expenses. However, such anticipated expenses had previously been provided for through the allowance for possible loan losses. Accordingly, the Company reduced the provision and related allowance for possible loan losses in the second quarter by the amount of the expenses ($450,000) that were recognized as part of other operating expense.

The Company's noninterest income for the second quarter of 1995 increased $178,000 from the second quarter of 1994. For the period ended June 30, 1995, noninterest income of $9.7 million was $550,000 or 6% above the prior year's results. Both fiduciary fees and service charges on deposit accounts increased. Other service charges decreased as income from the Company's life insurance company decreased. In addition, the Company has eliminated intra company charges for data processing services. Other income, however, increased $368,000 from 1994. In 1994, the Company realized $375,000 of losses on sold loans while during the same period in 1995, the Company realized gains of $80,000.

Noninterest expense also increased $957,000 or approximately 7% during the second quarter of 1995 compared to the second quarter of 1994. For the six months ended June 30, 1995, noninterest expense increased $2.2 million or approximately 8%.

Salaries and wages increased $985,000 or 9% for the first six months of 1995 compared to the same period in 1994. Staffing levels associated primarily with the continued conversion of application software and the new platform automation project have increased during the year. In addition, deferred compensation relating to loan originations decreased $137,000 in 1995 from 1994. However, employee benefit expense for the same period decreased relating to an accrual adjustment of $114,000 for pension expense.

While net occupancy expense for the second quarter of 1995 was 12% higher than the second quarter of 1994, for the six months ended June 30, 1995, net occupancy expense increased approximately 3% from the same period in 1994. No new facilities were opened during this period. However, the Company will be assuming additional space in its main office headquarters during the second half of 1995 to expand the loan and trust division.

For the six months ended June 30, 1995, equipment expense also increased 4%. The Company continues to expand its computer hardware and upgrade its software. Therefore, it is anticipated that equipment expense will continue to increase in the later half of 1995.

While FDIC insurance expense for the six months ended June 30, 1995 was relatively consistent with the six months ended June 30, 1994, it is believed the Federal Deposit Insurance Corporation insurance fund met its mandated level of 1.25% of insured deposits sometime in the second quarter of 1995. Therefore, the Company expects its FDIC insurance expense will be reduced from the current rate of $.23 per $100 of insured deposits to $.04 per $100 of insured deposits for well-capitalized banks. This reduction in the FDIC insurance premium would reduce the Company's annual costs by approximately $3 million, based upon the deposits as of June 30, 1995.

Other noninterest expense grew $623,000 or approximately 16% during the second quarter of 1995 compared to the second quarter of 1994. Three-quarters of the increase related to the previously mentioned funding of certain operating expenses on behalf of a single borrower. For the six months ended June 30, 1995, other expense increased $1.1 million or 15%. Over 60% of the increase is the result of a teller loss recognized in the first quarter along with the loan expense in the second quarter. Excluding these transactions, other expense would have increased at an anticipated level of approximately 5%.

Applicable income taxes for the six months ended June 30, 1995 decreased $761,000 as a result of a decrease in taxable income along with a change in estimate in connection with the calculation of the Company's overall income tax accruals.

                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         This item is inapplicable or is omitted pursuant to the instructions to Part II.

Item 2.  Changes in Securities.

         This item is inapplicable or is omitted pursuant to the instructions to Part II.

Item 3.  Defaults on Senior Securities.

         This item is inapplicable or is omitted pursuant to the instructions to Part II.

Item 4.  Submission of Matters to a Vote of Security Holders.

         This item is inapplicable or is omitted pursuant to the instructions to Part II.

Item 5.  Other Information.

         This item is inapplicable or is omitted pursuant to the instructions to Part II.

Item 6.  Exhibits and Reports on Form 8-K

         a.) Exhibits

             Exhibit 11 - Statement Re Computation of Earnings
               Per Share.

         b.) Reports on Form 8-K

              No Form 8-K was filed during the second quarter
                of 1995.

                FORT WAYNE NATIONAL CORPORATION

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 FORT WAYNE NATIONAL CORPORATION
                                           REGISTRANT


August 11, 1995                 Jackson R. Lehman
Date                            Jackson R. Lehman
                                Chairman of the Board and
                                Chief Executive Officer


August 11, 1995                 Stephen R. Gillig
Date                            Stephen R. Gillig
                                Executive Vice President,
                                Secretary, and Treasurer