Form 10-Q/A
period 1995-06-30
FORT WAYNE NATIONAL CORP
filed 1995-09-25
CIK 357269

The purpose of this amendment is to attach Exhibit 27 - Financial Data
Schedule.

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q/A

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

             Exhibit 27 - Financial Data Schedule.

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




                                 FORT WAYNE NATIONAL CORPORATION
                                           REGISTRANT


September 25, 1995              Jackson R. Lehman
Date                            Jackson R. Lehman
                                Chairman of the Board and
                                Chief Executive Officer


September 25, 1995              Stephen R. Gillig
Date                            Stephen R. Gillig
                                Executive Vice President,
                                Secretary, and Treasurer