Form 10-Q
period 1995-09-30
FORT WAYNE NATIONAL CORP
filed 1995-11-13
CIK 357269

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                Commission File
September 30, 1995                                   Number 0-10869

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

                              YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

              Class                       Outstanding November 10, 1995
________________________________          _____________________________

Common Shares, Without Par Value                    11,424,823

PAGE

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

               FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                 Sep 30      Dec 31
                                                  1995        1994
                                              ___________ ___________
                                                   (In thousands)
ASSETS
Cash and due from banks                       $  135,619   $  156,284
Federal funds sold and securities
  purchased under agreements to resell            22,625        1,900
Interest-bearing deposits with banks                 200          200

Investment securities                            734,712      701,311

Loans                                          1,287,616    1,219,976
  Less:  Unearned income                          (2,973)      (2,758)
         Allowance for possible loan losses      (19,836)     (21,795)
                                              __________   __________
                                   NET LOANS   1,264,807    1,195,423

Premises and equipment                            32,870       32,756
Other assets                                      39,741       48,087
                                              __________   __________
                                TOTAL ASSETS  $2,230,574   $2,135,961
                                              ==========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                         $  267,078   $  259,451
  Interest-bearing                             1,452,672    1,372,891
                                              __________   __________
                             TOTAL DEPOSITS    1,719,750    1,632,342

Federal funds purchased and securities sold
       under agreements to repurchase            216,487      255,010
Notes payable - U.S. Treasury and
  other borrowings                                41,866       21,884
Dividends payable                                  2,742        2,529
Accrued liabilities                               17,079       16,547
Subordinated and other long-term notes             6,400        7,160
                                              __________   __________
                         TOTAL LIABILITIES     2,004,324    1,935,472

Deferred gain on sale of premises                  1,293        1,493

Shareholders' equity:
Preferred stock, without par value:
  Class A Voting - 1,000,000 shares
    authorized but unissued
  Class B Nonvoting - 1,000,000 shares
    authorized but unissued
Common stock, without par value:
  Authorized shares:  20,000,000
  Issued and outstanding shares -
    1995 - 11,424,073; 1994 - 11,493,968          19,040       19,157
Capital surplus                                   31,438       31,618
Retained earnings                                166,724      157,189
Unrealized gain (loss) on securities
  available-for-sale                               7,755       (8,968)
                                             __________   __________
                 TOTAL SHAREHOLDERS' EQUITY      224,957      198,996
                                              __________   __________
                          TOTAL LIABILITIES
                   AND SHAREHOLDERS' EQUITY   $2,230,574   $2,135,961
                                              ==========   ==========

PAGE

                     FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF INCOME
                                         (Unaudited)

                                       Three Months      Nine Months
                                       Ended Sep 30      Ended Sep 30
                                     ________________  ________________
                                       1995    1994      1995    1994
                                     _______  _______  _______  _______
                                    (In thousands, except per share data)

INTEREST INCOME
Interest and fees on loans:
  Taxable                            $28,771  $24,269  $83,540  $69,372
  Tax-exempt                             345      284    1,087      888
Interest and dividends on
  investment securities:
    Taxable                            8,596    8,206   25,870   25,791
    Tax-exempt                         2,596    2,572    7,827    7,778
Interest on federal funds
  sold and securities purchased
  under agreements to resell             540      132      720      241
Interest on deposits with banks            3        8        5       21
                                     _______  _______  _______  _______
              TOTAL INTEREST INCOME   40,851   35,471  119,049  104,091

INTEREST EXPENSE
Interest on deposits                  16,915   13,219   48,027   38,067
Interest on federal funds
  purchased and securities sold
  under agreements to repurchase       3,468    2,307    9,981    6,045
Interest on notes payable -
  U.S. Treasury and other borrowings     443      151    1,013      549
Interest on subordinated and
  other long-term notes                  207      231      661      732
                                     _______  _______  _______  _______
              TOTAL INTEREST EXPENSE  21,033   15,908   59,700   45,393
                                     _______  _______  _______  _______
                 NET INTEREST INCOME
                BEFORE PROVISION FOR
                POSSIBLE LOAN LOSSES   19,818   19,563   59,349   58,698
 Provision for possible loan losses       715      410    1,710    2,113
                                      _______  _______  _______  _______
           NET INTEREST INCOME AFTER
  PROVISION FOR POSSIBLE LOAN LOSSES   19,103   19,153   57,639   56,585

NONINTEREST INCOME
Fiduciary fees                          2,381    2,189    7,200    6,636
Service charges on deposit accounts     1,205    1,194    3,523    3,361
Other service charges                     679    1,022    2,180    2,875
Net securities gains                       58        1       69        1
Other income                              494      446    1,550    1,134
                                      _______  _______  _______  _______
             TOTAL NONINTEREST INCOME   4,817    4,852   14,522   14,007

NONINTEREST EXPENSE
Salaries and wages                      6,316    6,254   18,742   17,695
Employee benefits                       1,445    1,365    4,518    4,492
Net Occupancy                           1,257    1,165    3,916    3,735
Equipment expense                       1,029      919    3,062    2,871
FDIC assessment                           (91)     916    1,769    2,733
Other expense                           4,199    3,876   12,775   11,352
                                      _______  _______  _______  _______
            TOTAL NONINTEREST EXPENSE  14,155   14,495   44,782   42,878
                                      _______  _______  _______  _______
           INCOME BEFORE INCOME TAXES   9,765    9,510   27,379   27,714
Applicable income taxes                 2,910    2,951    7,681    8,483
                                      _______  _______  _______  _______
                           NET INCOME $ 6,855  $ 6,559  $19,698  $19,231
                                      =======  =======  =======  =======
Net income per share                  $   .60  $   .58  $  1.72  $  1.68
                                      =======  =======  =======  =======

PAGE

               FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months
                                                      Ended September 30
                                                      1995          1994
                                                    ________      ________
                                                        (In thousands)
OPERATING ACTIVITIES
Net income                                          $ 19,698      $ 19,231
Adjustments to reconcile net income to
 net cash provided by operating activities:
    Provision for possible loan losses                 1,710         2,113
    Net accretion and amortization
      of investment securities                           144           357
    Net accretion and amortization of loans              (20)           (3)
    Provision for depreciation and amortization
      of premises and equipment                        2,614         2,534
    Deferred income taxes                              1,289          (268)
    Amortization of deferred gain on sale
      of premises                                       (200)         (200)
    Gain on sale of investment securities                (72)          (49)
    Loss on sale of investment securities                  3            48
    Loans originated for resale                       (6,869)      (11,855)
    Unrealized (gain)loss on loans held for sale         (31)            9
    Proceeds from sales of loans                       6,748        28,750
    Net (gain) loss on sale of loans                     (70)          368
    Net loss on sale of premises and equipment            13            38
    Increase in other assets                          (4,338)         (472)
    Increase (decrease) in other liabilities             532          (417)
                                                    ________      ________
         NET CASH PROVIDED BY OPERATING ACTIVITIES    21,151        40,184

INVESTING ACTIVITIES
Net decrease in federal funds sold and securities
  purchased under agreements to resell               (20,725)      (15,000)
Net increase in interest-bearing deposits
  with banks                                              --           400
Proceeds from sales of investment securities           1,650         7,466
Proceeds from maturities of investment securities    134,096       235,113
Purchases of investment securities                  (141,104)     (173,439)
Net increase in loans                                (70,852)      (81,174)
Proceeds from disposals of premises and equipment         32             3
Purchase of premises and equipment                    (2,773)       (2,527)
                                                    ________      ________
              NET CASH USED IN INVESTING ACTIVITIES  (99,676)      (29,158)

FINANCING ACTIVITIES
Net increase in deposits                              87,408        43,269
Net decrease in short-term borrowings                (18,541)      (63,269)
Principal payment on long-term debt                     (760)         (760)
Cash dividends paid                                   (7,802)       (7,263)
Proceeds from exercise of stock options                  381           501
Repurchase of common stock                            (2,826)           --
                                                    ________      ________
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   57,860       (27,465)
                                                    ________        ________
              DECREASE IN CASH AND CASH EQUIVALENTS  (20,665)        (16,439)

Cash and cash equivalents at beginning of period     156,284         134,446
                                                    ________        ________
         CASH AND CASH EQUIVALENTS AT END OF PERIOD $135,619        $118,007
                                                    ========        ========

PAGE

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial reporting. In the opinion of management, all adjustments considered necessary for a fair presentation of the operating results for the three-month and nine-month periods ended September 30, 1995 and 1994 have been made.


2. Shareholders' Equity and Per Share Data

Net income per share is based on weighted average shares outstanding of 11,424,044 and 11,485,680 for the three months ended September 30, 1995 and 1994, respectively and 11,457,088 and 11,476,411 for the nine months ended September 30, 1995 and 1994, respectively.


3.  Pending Acquisition

On November 6, 1995 the Company entered onto an agreement and Plan of Merger with Valley Financial Services, Inc. (VFS). Under the terms of the agreement, the Company has agreed to purchase the 51,197 outstanding shares of preferred stock and the 204,788 outstanding shares of common stock of VFS for a purchase price of $110,000,000.

The acquisition is expected to be accounted for underthe purchase method of accounting. Subject to required approvals by regulators and the shareholders of VFS, consummation of the merger is anticipated to occur during the second quarter of 1996.

Total assets and total shareholders' equity of Valley Financial Services, Inc. as of September 30, 1995 were approximatley $766,660,000 and $57,253,000, respectively.

PAGE

Item 2.         Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

                      FORT WAYNE NATIONAL CORPORATION
      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations Financial Condition

Pending Acquisition

On November 6, 1995 the Company entered onto an agreement and Plan of Merger with Valley Financial Services, Inc. (VFS). Under the terms of the agreement, the Company has agreed to purchase the 51,197 outstanding shares of preferred stock and the 204,788 outstanding shares of common stock of VFS for a purchase price of $110,000,000. The acquisition is expected to be accounted for under the purchase method of accounting. Subject to required approvals by regulators and the shareholders of VFS, consummation of the merger is anticipated to occur during the second quarter of 1996.

Financial Condition

Total assets of the Company increased $95 million at September 30, 1995 when compared to December 31, 1994. Average daily assets for the third quarter of 1995 of $2.206 billion were $53 million over the average for the second quarter of 1995. For the first nine months of 1995, average daily assets were $2.149 billion compared to $2.087 billion for the same period in 1994.

Loan growth slowed in the third quarter of 1995. Loans, net of unearned income, as of September 30, 1995 were approximately $2 million below the amount outstanding at June 30, 1995 yet exceeded the amount outstanding at December 31, 1994 by $67 million. Commercial and industrial loans outstanding were flat for the third quarter compared to the second quarter of 1995 yet $59 million above December 31, 1994. As mortgage rates continued to fall somewhat during the third quarter, residential mortgages outstanding grew $8 million from June 30, 1995. Other consumer loans, including home equity borrowings and credit cards decreased $5 million in the third quarter of 1995 and are $5 million below the level outstanding at December 31, 1994.

Average loans outstanding continue to increase. For the third quarter of 1995, loans averaged $1.277 billion, a $12 million increase from the second quarter of 1995. For the nine months ended September 30, 1995, loans outstanding averaged $1.251 billion compared to $1.170 billion for the same period in 1994.

Most of the Company's investment portfolio has been designated as available-for-sale. The net unrealized gain, net of taxes, on securities available-for-sale increased $17 million from December 31, 1994 to September 30, 1995. During the third quarter of 1995, the Company purchased $20.6 million in U.S. Treasury securities, which have been designated as held for trading purposes.

PAGE

The investment portfolio, excluding the market valuation adjustment on securities available-for-sale, increased $5 million from December 31, 1994. On average for the first nine months of 1995, excluding the market valuation adjustment, the investment portfolio was $26 million under the same period last year.

Federal funds sold increased $21 million as of September 30, 1995 compared to year-end 1994. Average federal funds sold for the first nine months of 1995 have exceeded the same period of the prior year by $11 million.

The Company's total deposits increased $87 million at September 30, 1995 when compared to December 31, 1994. Average total deposits for the third quarter of 1995 are up $29 million from the second quarter 1995, which is comparable to the $29 million increase in the second quarter of 1995 from the first quarter of 1995. For the nine months ended September 30, 1995, average deposits totaled $1.638 billion compared to $1.617 billion for the same period in 1994. Competition for deposits remains intense not just from other commercial banks but also from other entities offering mutual funds, annuities, and other investment alternatives. Unfortunately, these other entities are not subject to the same regulations as financial institutions.

The Company continues to experience a shift among the various deposit categories. For the nine months ended September 30, 1995, average short-term deposits including interest-bearing checking and other money market deposits decreased $17 million while other time deposits, excluding deposits of $100,000 or more, increased $32 million over the same period in 1994. As interest rates have stabilized somewhat, depositors are more willing to hold their deposits in CD's as opposed to shorter term deposit categories.

Short-term borrowings, including federal funds purchased and securities sold under agreements to repurchase, and notes payable, decreased $19 million at September 30, 1995 from December 31, 1994. On average, short-term borrowings for the first nine months of 1995 were $31 million over the same period in 1994 as commercial depositors increased their use of the Company's cash management services.

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


PAGE

                                           RISK-BASED CAPITAL
                                   SEP 30, 1995 DEC 31, 1994   SEP 30, 1994
                                  _____________ ____________  _____________
                                           (DOLLARS IN THOUSANDS)

Tier I Capital                    $    215,083  $    205,671   $   201,040

Tier II Capital                         18,062        16,036        16,074
                                  ____________  ____________  ____________
Total Tier I and Tier II Capital  $    233,145  $    221,707  $    217,114
                                  ============  ============  ============

Risk-weighted Assets              $  1,445,105  $  1,283,057  $  1,286,081
                                  ============  ============  ============

Tier I Capital Ratio                    14.88%        16.03%        15.63%

Tier II Capital Ratio                    1.25%         1.25%         1.25%
                                  ____________  ____________  ____________
Total Tier I and Tier II
  Capital Ratio                         16.13%        17.28%        16.88%
                                  ============  ============  ============

Tier I Leverage Ratio                    9.65%         9.64%         9.66%
                                  ============  ============  ============

Management has reviewed current recommendations by the regulatory authorities, including pending requirements under the Federal Deposit Insurance Corporation Improvement Act (FDICIA). It isthe opinion of management that the adoption of these regulations would not have a material effect on the liquidity, capital resources, or operations of the Company.

Results of Operations

Net income for the third quarter of 1995 amounted to $6.855 million or $.60 per share, an increase of $296,000 or 4.5% over the third quarter of 1994. For the first nine months of 1995, net income was $19.698 million or $1.72 per share compared to $19.231 million of $1.68 per share for the same period in 1994.

The net interest margin, measured on a fully taxable equivalent basis, was 4.24% for the third quarter of 1995, a decrease of 8 basis points from the 4.32% in the second quarter of 1995. For the year, the net interest margin averaged 4.33% compared to 4.43% for 1994. The Company's yield on earning assets decreased by 6 basis points for the quarter reflecting the general decline in the level of interest rates during the quarter. The cost of PAGE interest-bearing liabilities declined only 3 basis points however, due to a shift in the mix of deposits during the quarter.

The Company has used interest rate futures contracts as a part of its overall interest rate management for many years. These contracts represent commitments to sell a specified instrument at a future date and at a specified price. Late in the third quarter of 1995 the Company also began using a program that combines a series of options and futures contracts wrapped around a portfolio of trading securities as an additional tool to reduce the Company's exposure to interest rate risk. The total notional amount of futures contracts used for hedging deposit liability accounts under both of these programs amounted to $710 million at September 30, 1995 compared to $458 million at December 31, 1994. The notional amount of option contracts at September 30, 1995 amounted to $18.5 million. The unrealized open position of the interest rate futures contracts at September 30, 1995 was a $443,000 loss indicating a decline in interest rates since the hedges were placed.

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

The allowance for possible loan losses amounted to $19.8 million at September 30, 1995 as compared to $21.8 million at December 31, 1994 and $22.7 million at September 30, 1994. Much of this decrease occurred in the second quarter of 1995 when the Company charged off $3 million, which had previously been reserved for, of a nonaccrual loan. As a result, the ratio of the allowance to total loans outstanding at September 30, 1995 of 1.54% showed a decrease from the 1.79% as of December 31, 1994.

The Company's nonperforming loans, including nonaccrual, past due 90 days, and restructured loans are summarized as follows (in thousands of dollars).

PAGE

                                       NONPERFORMING ASSET TABLE
                                   SEP 30, 1995 DEC 31, 1994  SEP 30, 1994
                                  _____________ ____________ _____________
                                           (DOLLARS IN THOUSANDS)

Nonaccrual Loans                  $      9,730  $     11,282  $     19,630
90 Days Past Due                         1,763           944         2,191
Restructured                               --          8,750           890
                                  ____________  ____________  ____________
Total Nonperforming Loans         $     11,493  $     20,976  $     22,712
                                  ============  ============  ============

Nonperforming Loans as a Percent
  of Total Loans Outstanding              .89%         1.72%         1.89%
                                  ============  ============  ============

Other Real Estate                          324           631           425
                                  ____________  ____________  ____________
Total Nonperforming Assets        $     11,817  $     21,607  $     23,137
                                  ============  ============  ============

Nonperforming Assets as a
  Percent of Total Assets                 .53%         1.01%         1.11%
                                  ============  ============  ============


Total nonperforming loans decreased $9.5 million at September 30, 1995 when compared to December 31, 1994 and $11.2 million from September 30, 1994. During the fourth quarter of 1994 an $8 million loan was restructured and included in the restructured classification as of December 31, 1994. This loan demonstrated sufficient performance under the new terms to be classified as performing at the end of the second quarter of 1995. Subsequent to September 30, 1995, however, the borrower has voluntarily decided to liquidate. As a conservative measure, the Company intends to place a total of $8.5 million of loans to this borrower on nonaccrual status during the fourth quarter of 1995.

As of December 31, 1994, the Company had reported an additional $5.9 million of loans where management was closely monitoring the borrower's ability to comply with payment terms. At September 30, 1995 $3.3 million of the $5.9 million were classified as nonaccrual. Management is still closely monitoring the remaining $2.6 million.

PAGE

As a result of management's quarterly review of the loan portfolio and the allowance for possible loan losses, the Company provided $715,000 for possible loan losses in the third quarter of 1995 as compared to the $410,000 provided in the same quarter in 1994. This is an increase over the $260,000 provided for in the second quarter of 1995. In connection with the charge-off of $3 million on the above mentioned nonaccrual loan, the Company agreed to fund certain operating expenses related to the loan collateral on behalf of the borrower. The payment of these expenses was required to be recognized as part of the Company's operating expenses. However, such anticipated expenses had previously been provided for through the allowance for possible loan losses. Accordingly, the Company reduced the provision and related allowance for possible loan losses in the second quarter by the amount of the expenses ($450,000) that were recognized as part of other operating expense. An additional $80,000 was recognized as part of other operating expense in the third quarter of 1995.

Net charge-offs for the third quarter of 1995 amounted to $183,000 as compared to $246,000 (excluding the $3 million loan charge-off mentioned above) for the second quarter of 1995 and $240,000 for the first quarter of 1995.

The Company's noninterest income for the third quarter of 1995 decreased $35,000 from the third quarter of 1994. For the period ended September 30, 1995, noninterest income of $14.5 million was $515,000 or 3.7% above the prior year's results. Both fiduciary fees and service charges on deposit accounts
increased.   Other service charges decreased as the Company has eliminated intra company charges for data processing services. Other income, however, increased $416,000 from 1994. For the period ended September 30, 1994, the Company realized $368,000 of losses on sold loans while during the same period in 1995, the Company realized gains of $70,000.

Noninterest expense also decreased $340,000 or approximately 2.3% during the third quarter of 1995 compared to the third quarter of 1994. For the nine months ended September 30, 1995, noninterest expense increased $1.9 million or 4.4%.

Salaries and wages increased $1,047,000 or 5.9% for the first nine months of 1995 compared to the same period in 1994. Staffing levels associated primarily with the continued conversion of application software and the new platform automation project have increased during the year. In addition, deferred compensation relating to loan originations decreased $182,000 in 1995 from 1994. Employee benefit expense increased just $26,000 for the nine months ended September 30, 1995 compared to the same period of 1994. However, the 1995 amount was reduced by a $114,000 adjustment in the pension expense accrual during the second quarter of 1995.

Net occupancy expense for the third quarter of 1995 was $92,000 or 7.9% higher than the third quarter of 1994. For the nine months ended September 30, 1995, net occupancy expense was $181,000 or 4.8% higher than the same period in 1994. Net occupancy expense is anticipated to continue to increase as the Company will be assuming additional space in its main office headquarters during the third quarter of 1995 to expand the loan and trust division.

PAGE

The Company continues to invest in computer hardware and upgrade its software. As a result, equipment expense for the nine months ended September 30, 1995 increased by $191,000 or 6.6% over the same period of 1994.


The most significant change to noninterest expense for the period ended September 30, 1995 occurred in the FDIC insurance expense category which decreased by $1,007,000 for the third quarter of 1995 compared to the third quarter of 1994. The FDIC insurance fund met its mandated level of 1.25% of insured deposits during the second quarter of 1995. Therefore, the Company's FDIC insurance expense was reduced from the prior rate of $.23 per $100 of insured deposits to $.04 per $100 of insured deposits. As a result the Company's FDIC insurance expense decreased from $914,000 for the second quarter of 1995 to $164,000 for the third quarter. In addition, during the third quarter of 1995 the Company received a refund of $255,000 relating to premiums paid during the second quarter of 1995, which when combined with the $164,000 provision for the quarter resulted in a net negative expense amountof $91,000 for the quarter.

Other noninterest expense grew $323,000 or approximately 8.3% during the third quarter of 1995 compared to the third quarter of 1994. For the nine months ended September 30, 1995, other expense increased $1.4 million or 12.5% from the same period of a year ago. Over 50% of this increase is due to the loan expenses discussed above and a teller loss incurred in the first quarter of 1995. In addition, the Company incurred expenses totaling $222,000 to upgrade the trust management information software. Excluding these items, other noninterest expense grew $426,000 or 3.8% for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994.

Applicable income taxes for the nine months ended September 30, 1995 decreased $802,000 as a result of a decrease in taxable income along with a change in estimate in connection with the calculation of the Company's overall income tax accruals.
PAGE

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

Item 6.  Exhibits and Reports on Form 8-K

         a.) Exhibits

             Exhibit 11 - Statement Re Computation of Earnings
               Per Share.

             Exhibit 27 - Financial Data Schedule.

         b.) Reports on Form 8-K

              No Form 8-K was filed during the third quarter
                of 1995.





PAGE

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




                                            FORT WAYNE NATIONAL CORPORATION
                                                      REGISTRANT


November 10, 1995                           Jackson R. Lehman
Date                                        Jackson R. Lehman
                                            Chairman of the Board and
                                            Chief Executive Officer


November 10, 1995                           Stephen R. Gillig
Date                                        Stephen R. Gillig
                                            Executive Vice President, Chief
                                            Financial Officer and Secretary


/TEXT