Form 10-K
period 1995-12-31
FORT WAYNE NATIONAL CORP
filed 1996-02-29
CIK 357269

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.    20549
                                   FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995     Commission file number 0-10869

                         FORT WAYNE NATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)
        Indiana                                         35-1502812
(State of Incorporation)                   (I.R.S Employer Identification No.)

110 West Berry Street, Fort Wayne, Indiana                            46801
(Address of Principal Executive Office)                            (Zip Code)

Registrant's telephone number, including area code             (219) 426-0555

Securities registered pursuant to Section 12(b) of the Act:
                                       None

Securities registered pursuant to Section 12(g) of the Act:
                           Common shares, without Par Value
                                  (Title of  Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  [ X ]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained here, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [   ]

As of February 12, 1996, 11,446,704 shares of Common Stock, without Par Value were outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 12, 1996 was approximately $358,633,000.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the annual shareholders' meeting to be held April 16, 1996, are incorporated by reference into Part III.

The exhibit index appears on page 81.

This report, including the cover page, contains a total of 138 pages.

                        FORT WAYNE NATIONAL CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                      Page
                                                                      ----
PART I
  ITEM 1.   BUSINESS...............................................     3

  Item 2.   PROPERTIES.............................................    16

  Item 3.   LEGAL PROCEEDINGS......................................    16

  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....    16

PART II

  Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS....................................    17

  Item 6.   SELECTED FINANCIAL DATA................................    18

  Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION..................    20

  Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............    38

  Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE....................    75

PART III

  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....    76

  Item 11.  EXECUTIVE COMPENSATION.................................    79

  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.........................................    79

  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........    79

PART IV

  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K............................................    80

EXHIBIT INDEX......................................................    81

SIGNATURES.........................................................    83

Part I

Item 1.   BUSINESS

Fort Wayne National Corporation (Registrant), organized under the laws of the State of Indiana, is the owner of all issued and outstanding stock of six commercial banks. The Registrant's principal banking subsidiary is Fort Wayne National Bank ("FWNB"), located in Fort Wayne, Indiana. The Registrant also owns all of the issued and outstanding stock of Old-First National Bank in Bluffton, located in Bluffton, Indiana; First National Bank of Warsaw, located in Warsaw, Indiana; and First National Bank of Huntington, located in Huntington, Indiana. All four banks are national banking associations. In addition, the Registrant owns all of the issued and outstanding stock of The Auburn State Bank, located in Auburn, Indiana; and Churubusco State Bank, located in Churubusco, Indiana. The Registrant also owns all of the issued and outstanding stock of Fort Wayne National Life Insurance Company, domiciled in Phoenix, Arizona.

The Registrant is a bank holding company as defined under the BHC Act and is not engaged in any material business activity other than as incident to its ownership of its subsidiary banks. As of December 31, 1995, the Registrant had a total of $2,296,107,000 in assets and a total of $1,767,530,000 in deposits. Fort Wayne National Corporation is the third largest bank holding company headquartered in the State of Indiana.

The Registrant's subsidiary banks engage in a wide range of commercial and personal banking activities, including accepting demand and time deposits; making secured and unsecured loans to corporations, individuals and others; issuing letters of credit; and financial counseling for institutions and individuals. The banks' lending services include making commercial, industrial, real estate, installment, and credit card loans. Interest and fees on commercial loans constitute the largest contribution to the banks' operating revenues. In addition, the banks provide a wide range of trust and trust related services, including serving as executor of estates and as trustee under testamentary and inter vivos trusts and various pension and other employee benefit plans. Corporate trust services include serving as registrar and transfer agent for corporate securities and as corporate trustee under corporate trust indentures.

Each of the Registrant's subsidiary banks is subject, at a minimum, to annual reviews or examinations, as applicable, by the Federal Reserve Bank System, the Office of the Comptroller of the Currency, the Indiana Department of Financial Institution, and the Federal Deposit Insurance Corporation. In addition, the Registrant is subject to annual reviews by the Federal Reserve Bank System.

The banks actively compete on the local and regional levels with other commercial banks and financial institutions for all types of deposits, loans, and trust accounts and in providing financial and other services traditionally offered by banks. They also compete for the banking business of local and regional offices of national companies. With respect to certain banking services, the banks compete with insurance companies, savings and loan associations, credit unions, and other financial institutions.

At December 31, 1995, the Registrant had approximately 866 full-time and 217 part-time employees. Management considers employee relations to be good. None of the Registrant's employees is covered by a collective bargaining agreement.

During 1994 Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Effective September 29, 1995, bank holding companies were able to acquire banks in any state, without regard to state law. Under the interstate branching provisions of the act, banks can merge with banks in another state beginning on June 1, 1997. The Registrant cannot predict with certainty what effect, if any, this legislation will have on its operations. However, since July 1, 1992 Indiana law has allowed (subject to the existence of reciprocal legislation, regulatory approval requirements, and other restrictions) bank ownership by multibank holding companies on a nationwide basis. This change in Indiana law has not had a significant impact on the competitive position of the Registrant to date and therefore, the Registrant does not anticipate any significant impact on its competitive position as a result of the Riegle-Neal legislation.

                          STATISTICAL DISCLOSURES

AVERAGE BALANCES AND INTEREST RATES

An analysis of net interest income on a fully taxable equivalent basis is summarized for each of the periods included in the following table.

                                      1995                        1994                       1993
                          -------------------------- --------------------------- ---------------------------
                                             Average                     Average                     Average
                           Average            Rate     Average            Rate     Average            Rate
                           Balance  Interest   (%)     Balance  Interest   (%)     Balance  Interest   (%)
                         ---------- -------- ------- ---------- -------- ------- ---------- -------- -------
                                                       (Dollars in thousands)
Assets
Interest-earning assets:
 Interest-bearing
  deposit               $      205 $      8   3.90% $      550  $    24   4.36% $    1,524   $   72   4.72%
 Federal funds sold and
  securities purchased
  under agreement
  to resell                 26,097    1,322   5.07      10,543      431   4.09      39,572    1,127   2.85
  Investment
   securities(1)
    Taxable                541,572   34,919   6.44     549,895   34,179   6.21     590,142   39,706   6.73
    Nontaxable             176,262   16,122   9.48     180,749   16,003   9.19     163,106   15,629   9.58
  Loans, net of
   unearned income       1,255,991  114,338   9.10   1,179,828   97,180   8.24   1,097,483   90,455   8.24
                        ---------- -------- ------- ---------- -------- ------- ---------- -------- -------
Total Interest-earning
 Assets                  2,000,127 $166,709   8.36   1,921,565 $147,817   7.72   1,891,827 $146,989   7.77

Noninterest-earning
 assets:
  Cash and due from
   banks                   119,372                     125,751                     121,422
  Other assets              53,210                      45,559                      52,387
                        ----------                  ----------                  ----------
          Total Assets  $2,172,709                  $2,092,875                  $2,065,636
                        ==========                  ==========                  ==========
Liabilities And
 Shareholders' Equity
Interest-bearing
 liabilities
  Deposits:
   Demand               $  203,751 $  5,186   2.55% $  209,788 $  5,370   2.56% $  193,573 $  4,946   2.56%
   Savings                 312,888   10,409   3.33     342,583   10,584   3.09     315,357    9,581   3.04
   Time deposits           910,175   49,819   5.47     842,887   36,211   4.30     892,406   39,871   4.47
  Federal funds
    purchased and
    securities sold
    under agreements
    to repurchase          244,714   13,346   5.45     220,106   8,922    4.05     217,510    6,303   2.90
  Notes payable -
    U.S. Treasury and
    other borrowings        23,586   1,348    5.72      18,797     709    3.77      22,038      610   2.77
  Subordinated and
    other long-term
    notes                    6,714     868   12.93       7,474     963   12.88       8,378    1,071  12.78
                        ---------- -------   ------ ---------- -------   ------ ---------- --------  ------
Total Interest-bearing
 Liabilities             1,701,828 $80,976    4.76   1,641,635 $62,759    3.82   1,649,262  $62,382   3.78
Noninterest-bearing
 liabilities:
  Demand deposits          230,842                     226,394                     211,450
  Other liabilities         22,956                      22,308                      22,040
Shareholders' equity       217,083                     202,538                     182,884
                        ----------                  ----------                  ----------
Total Liabilities And
Shareholders' Equity    $2,172,709                  $2,092,875                  $2,065,636
                        ==========                  ==========                  ==========

Interest income/earning
 assets                            $166,709   8.36%            $147,817   7.72%             $146,989   7.77%
Interest expense/
 earning assets                      80,976   4.06               62,759   3.28                62,382   3.30
                                   -------- -------            -------- -------             -------- -------
Net Interest Income /
 Earning Assets                      85,733   4.30%              85,058   4.44%               84,607   4.47%
Tax equivalent
 adjustment(3)                        6,377                       6,243                        6,142
                                   --------                    --------                     --------
Net Interest Income                $ 79,356                    $ 78,815                     $ 78,465
                                   ========                    ========                     ========

[FN]
(1) For the purpose of these computations, unrealized gains/(losses) are excluded from the average rate calculations.
(2) For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
(3) The tax equivalent adjustment is calculated using a statutory rate of 35%.

ANALYSIS OF CHANGES IN INTEREST DIFFERENTIAL

The following table attributes changes in the Company's net interest income (on a fully taxable equivalent basis) to changes in either average daily balances or average rates. Changes which are attributable in part to volume and in part to rate are allocated in direct proportion to the change in the absolute dollar amounts of each.

                                        Year Ended December 31
                             -----------------------------------------------
                                  1995 over 1994          1994 over 1993
                             ----------------------- -----------------------
                             Volume    Rate   Total  Volume   Rate    Total
                             ------- ------- ------- ------- ------- -------
                                              (In thousands)
Increase (decrease) in:
Interest income:
  Interest-bearing deposits
    with banks                $  (17)$     1 $   (16)$   (49) $    1  $  (48)
   Federal funds sold and
    securities purchased under
    agreements to resell         766     125     891    (600)    (96)   (696)
  Investment securities:
    Taxable                     (507)  1,247     740  (2,820) (2,707) (5,527)
    Nontaxable                  (415)    534     119   1,199    (825)    374
  Loans, net of unearned
   income(1)                   6,540  10,618  17,158   6,748     (23)  6,725
                             ------- ------- ------- ------- ------- -------
       Total Interest Income $ 6,367 $12,525 $18,892 $ 4,478 $(3,650)$   828

 Interest expense:
  Demand deposits            $  (147)$   (37)$  (184)$   415  $    9 $   424
  Savings deposits              (874)    699    (175)    837     166   1,003
  Time deposits                3,077  10,531  13,608  (2,242) (1,418) (3,660)
  Federal funds purchased
   and securities sold
   under agreements to
   repurchase                  1,083   3,341   4,424      76   2,543   2,619
  Notes payable -
   U.S. Treasury
   and other borrowings          211     428     639     (80)    179      99
  Subordinated and other
   long-term notes               (98)      3     (95)   (115)      7    (108)
                             ------- ------- ------- ------- ------- -------
     Total Interest Expense  $ 3,252 $14,965 $18,217 $(1,109)$ 1,486 $   377
                             ------- ------- ------- ------- ------- -------
                 Increase In
       Interest Differential $ 3,115 $(2,440)$   675 $ 5,587 $(5,136)$   451
                             ======= ======= ======= ======= ======= =======

[FN]
(1) Nonaccrual loans were included in the average outstanding balances.

INVESTMENT SECURITIES

The carrying values of the Company's investment securities are summarized for the periods indicated in the following table.

                                              December 31
                        ------------------------------------------------------
                               1995               1994               1993
                          Amount Percent     Amount Percent     Amount Percent
                        -------- -------   -------- -------   -------- -------
                                         (Dollars in thousands)
U.S. Government and
     federal agencies   $505,307     66%   $466,038     67%   $522,505     68%
States and political
 subdivisions            198,179     26     177,420     25     176,224     23
Other                     61,074      8      57,853      8      71,647      9
                        -------- -------   -------- -------   -------- -------
                 Total  $764,460    100%   $701,311    100%   $770,376    100%
                        ======== =======   ======== =======   ======== =======

MATURITY DISTRIBUTION AND YIELDS OF INVESTMENT SECURITIES

The following table sets forth the maturities of the Company's investment securities as of December 31, 1995 and the weighted average yields of such securities on the basis of amortized cost and effective yields weighted for the scheduled maturity of each security.

                                             Maturing
               ------------------------------------------------------------------
                                After One      After Five
                   Within       But Within      But Within      After
                  One Year      Five Years      Ten Years      Ten Years
               Amount  Yield   Amount  Yield   Amount Yield   Amount  Yield   Total
              -------- ------ -------- ------ ------- ------ ------- ------ --------
                                   (Dollars in thousands)
U.S.
 Government
 and federal
 agencies     $121,648  5.59% $344,281  6.40% $ 25,336 6.55% $14,042  6.16% $505,307
States and
 political
 subdivisions   12,880 10.60    55,663 10.66    75,717  9.14  53,919  9.26   198,179
Other            8,274 10.01    37,982  7.50     3,665  7.48  11,153  7.78    61,074
              -------- -----  -------- -----  -------- ----- ------- -----  --------
      Total   $142,802  6.30  $437,926  7.04  $104,718  8.46 $79,114  8.50  $764,560
              ======== ===== ========= ====== ======== ===== ======= =====  ========

[FN]
Tax-equivalent adjustments (using a 35% rate) have been made in calculating yields on obligations of states and political subdivisions. Equity securities are included in the after ten years category.

DISTRIBUTION OF LOANS

The composition of the Company's loan portfolio is summarized for the periods indicated in the following table.

                                           December 31
                    ----------------------------------------------------------
                       1995        1994        1993         1992        1991
                    ----------  ----------  ----------  ----------  ----------
                                          (In thousands)
Commercial          $  453,208  $  408,706  $  391,836  $  379,173  $  347,373
Real estate -
 construction           31,312      23,686      36,022      31,494      36,610
Real estate -
 mortgage              590,599     575,648     530,451     514,730     474,830
Installment            192,307     204,707     183,709     164,473     165,625
Financing leases         9,141       7,229         455         950       2,190
                    ----------  ----------  ----------  ----------  ----------
          Total     $1,276,567  $1,219,976  $1,142,473  $1,090,820  $1,026,628
                    ==========  ==========  ==========  ==========  ==========

REAL ESTATE LOAN ANALYSIS

The following table shows the distribution of the Company's real estate mortgage loan portfolio as of December 31, 1995.

                                                      Percent of   Percent of
                                                      Real Estate     Total
                                          Amount         Loans        Loans
                                         --------     -----------  ----------
                                                 (Dollars in thousands)
1-4 family residential                   $341,742          55%         27%
Office buildings                           61,549          10           5
Farm land                                  40,598           7           3
Restaurants and recreation facilities      35,749           6           3
Manufacturing                              26,863           4           2
Retail and shopping centers                25,206           4           2
Home equity lines                          24,524           4           2
Health care                                21,704           3           2
Multifamily dwellings                       6,480           1           1
Warehouses                                  6,237           1          --
Hotels and motels                           1,961          --          --
Other                                      29,298           5           2
                                         --------     -----------  ----------
                               Total     $621,911         100%         49%
                                         ========     ===========  ==========

MATURITIES OF LOANS AND SENSITIVITIES TO CHANGES IN INTEREST RATES

The following table shows the maturity of the Company's loan portfolio (excluding mortgages on 1-4 family residences and installment loans) outstanding as of December 31, 1995. Also shown are the amounts due after one year classified according to their sensitivity to changes in interest rates.

                                            Maturing
                    ---------------------------------------------------------
                                  After One
                     Within       But Within         After
                    One Year      Five Years       Five Years        Total
                    ---------  ----------------  ----------------   --------
                                Fixed  Variable   Fixed  Variable
                               ------- --------  -------- -------
                                        (In thousands)
Commercial           $384,427  $29,623  $    --  $ 39,153  $    5   $453,208
Real estate -
 construction          24,076    5,290       --     1,946      --     31,312
Real estate -
 mortgage              99,822   37,433   26,244    74,517   1,001    239,017
Financing leases           10    9,072       --        59      --      9,141
                     --------  -------  -------  --------  ------   --------
           Total     $508,335  $81,418  $26,244  $115,675  $1,006   $732,678
                     ========  =======  =======  ========  ======   ========

NONPERFORMING LOANS

The Company's nonaccrual loans, accruing loans past due 90 days or more and restructured loans are summarized for the periods indicated in the following table.(1)(3)

                                                 December 31
                               -----------------------------------------------
                                1995      1994      1993      1992      1991
                               -------   -------   -------   -------   -------
                                                (In thousands)
Nonaccrual loans               $18,450   $11,282   $13,691   $15,285   $ 4,543
Accruing loans past due
 90 days or more                 1,467       944     1,640     1,215     2,970
Restructured loans                  --     8,750       979       245       310
                               -------   -------   -------   -------   -------
                        Total  $19,917   $20,976   $16,310   $16,745   $ 7,823
                               =======   =======   =======   =======   =======

[FN]
(1) In addition to loans classified as nonperforming at December 31, 1995, there were loans aggregating $3,173,000 where management is closely monitoring the borrowers' ability to comply with payment terms.
(2) Gross interest income of $1,761,000 would have been recorded in 1995 for nonaccrual and restructured loans at December 31, 1995 assuming these loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest actually included in 1995 income was $870,000.
(3) Excludes other real estate owned which amounted to $2,189,000, $4,227,000, $754,000, $631,000 and $319,000 at December 31, of each of the years 1991 through 1995, respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

Activity in the Company's allowance for possible loan losses is summarized for the periods indicated in the following table.

                                        Year Ended December 31
                        ------------------------------------------------------
                           1995       1994       1993       1992       1991
                        ---------- ---------- ---------- ---------- ----------
                                        (Dollars in thousands)
Average amount of loans
 outstanding, net of
 unearned income        $1,255,991 $1,179,828 $1,097,483 $1,049,271 $1,015,200
                        ========== ========== ========== ========== ==========
Amount of loans
 outstanding at the end
 of the period, net of
 unearned income        $1,273,394 $1,217,218 $1,140,813 $1,089,382 $1,025,309
                        ========== ========== ========== ========== ==========
Balance of allowance
 for possible loan
 losses at beginning
 of period              $   21,795 $   21,876 $   16,682 $   15,376 $   13,487
Loans charged-off:
 Commercial                    178      2,520        794      3,025        979
 Real estate-
  construction               3,000         61         --         --         --
 Real estate-
  mortgage                      24        244        329        681        268
 Installment                 1,754      1,163      1,336      1,967      2,432
                        ---------- ---------- ---------- ---------- ----------
Total Loans Charged-Off      4,956      3,988      2,459      5,673      3,679
Recoveries of loans
 previously
 charged-off:
  Commercial                    82        572        781        165        202
  Real estate-mortgage         147         74        145         71        120
  Installment                  534        638        667        676        835
                        ---------- ---------- ---------- ---------- ----------
       Total Recoveries        763      1,284      1,593        912      1,157
                        ---------- ---------- ---------- ---------- ----------
Net loans charged-off        4,193      2,704        866      4,761      2,522
Additions to allowance
 charged to expense          2,445      2,623      6,060      6,067      4,411
                        ---------- ---------- ---------- ---------- ----------
Balance At End Of Period$   20,047 $   21,795 $   21,876 $   16,682 $   15,376
                        ========== ========== ========== ========== ==========
Ratio of net charge-offs
 during the period to
 average loans
 outstanding                  .33%       .23%       .08%       .45%       .25%
                        ========== ========== ========== ========== ==========

[FN]
Factors affecting management's judgment in determining additions to the allowance charged to operating expense are outlined under the subcaption "Allowance for Possible Loan Losses" in Note 1 to the Company's consolidated financial statements.


ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

An allocation of the Company's allowance for possible loan losses is summarized for the periods indicated in the following table. In addition to an allocation for specific problem loans, each category includes an unallocated portion of the allowance for possible loan losses based on loans outstanding, credit risks and historical charge-offs. Notwithstanding the following allocations, the entire allowance for possible loan losses is available to absorb charge-offs in any category of loans.

                                                     December 31
                   ------------------------------------------------------------------------------
                       1995            1994            1993            1992            1991
                   --------------  --------------  --------------  --------------  --------------
Balance at end
  of period                Per-            Per-            Per-           Per-             Per-
applicable to      Amount cent(1)  Amount cent(1)  Amount cent(1)  Amount cent(1)  Amount cent(1)
----------------  ------- ------  ------- ------  ------- ------  ------- ------  ------- ------
                                              (Dollars in thousands)
Commercial        $10,149    36%  $12,719    34%  $13,386    34%  $ 7,381    35%  $ 8,083    34%
Real estate -
 construction         679     3     1,353     2     1,485     3       145     3       110     4
Real estate -
 mortgage           5,731    46     3,920    47     4,167    47     5,625    47     3,421    46
Installment         3,488    15     3,803    17     2,838    16     3,531    15     3,762    16
                  ------- ------  ------- ------  ------- ------  ------- ------  ------- ------
           Total  $24,047   100%  $21,795   100%  $21,876   100%  $16,682   100%  $15,376   100%
                  ======= ======  ======= ======  ======= ======  ======= ======  ======= ======

[FN]
(1) Represents the percentage of loans outstanding in each category to total loans outstanding.

DEPOSITS

The average daily amount of the Company's deposits and the rates paid on such deposits is summarized for the periods indicated in the following table.

                                         Year Ended December 31
                        -----------------------------------------------------
                               1995              1994             1993
                        ----------------- ----------------- -----------------
                          Amount    Rate    Amount    Rate    Amount    Rate
                        ---------- ------ ---------- ------ ---------- ------
                                         (Dollars in thousands)
Noninterest-bearing
  demand deposits       $  230,842        $  226,394        $  211,450
Interest-bearing
  demand deposits          203,751  2.55%    209,788  2.56%    193,573  2.56%
Savings deposits           312,888  3.33%    342,583  3.09%    315,357  3.04%
Time deposits              910,175  5.47%    842,887  4.30%    892,406  4.47%
                        ----------        ----------        ----------
                Total   $1,657,656        $1,621,652        $1,612,786
                        ==========        ==========        ==========

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

The following table shows the maturities of the Company's outstanding domestic CDs and other time deposits in denominations of $100,000 or more at December 31, 1995.

                                Time             Other
                             Certificates         Time
                             of Deposits        Deposits            Total
                             ------------       --------          --------
                                             (In thousands)
Time remaining to maturity:
  Within three months           $117,461          $7,225          $124,686
  Over three through six          25,257              --            25,257
  Over six through twelve         22,025              --            22,025
  Over twelve months              32,146              --            32,146
                                --------          ------          --------
                       Total    $196,889          $7,225          $204,114
                                ========          ======          ========

SHORT-TERM BORROWINGS

The following table shows the distribution of the Company's short-term borrowings and the weighted average interest rates thereof for the periods indicated. Also provided are the maximum amount of borrowings and the average amount of borrowings, as well as weighted average interest rates for the periods indicated. (Federal funds purchased and securities sold under agreements to repurchase are borrowings of the Company which generally mature within 1 to 30 days. Notes payable, U.S. Treasury and other borrowings range in maturity from 1 to 7 days.)

                         Federal Funds Purchased         Notes Payable -
                         and Securities Sold Under       U.S. Treasury and
                         Agreements to Repurchase        Other Borrowings
                         ---------------------------    ----------------------
                          1995     1994     1993        1995    1994    1993
                        -------- -------- --------    ------- ------- -------
                                       (Dollars in thousands)
Balance at December 31  $241,263 $255,010 $220,723    $26,381 $21,884 $41,066
Weighted average
 interest rate at
 year end                  4.69%    6.29%    2.97%      5.51%   5.14%   2.73%
Maximum amount
 outstanding at any
 month's end            $292,275 $255,010 $234,985    $48,219 $38,102 $41,066
Average amount
 outstanding during
 the year               $244,714 $220,106 $217,510    $23,586 $18,797 $22,038
Weighted average
 interest rate during
 the year                  5.45%    4.05%    2.90%      5.72%   3.77%   2.77%

Item 2.   PROPERTIES

The Registrant's principal offices and FWNB's banking headquarters are located at 110 West Berry Street, Fort Wayne, Indiana, in a 26-story building. Approximately 29% of the building is occupied by FWNB under the terms of a lease agreement, which has lease terms through March 2008. See Note 7 to the consolidated financial statements relating to premises and equipment, and lease agreements of the Registrant.

FWNB has 20 fully utilized branch offices in Allen County, Indiana, in addition to its main office. FWNB owns 11 of its branch offices. Six other branch offices are part of land lease arrangements under which the buildings are owned by FWNB. Three branch offices sites are wholly leased. Each of the Registrant's other banking subsidiaries owns its respective main office in its home community. The Auburn State Bank has one branch office, Old-First National Bank in Bluffton has three branch offices, First National Bank of Warsaw has eight branch offices, and First National Bank of Huntington has four branch offices.

Management of the Registrant believes that the properties used by its banking subsidiaries are suitable and adequate for current as well as future needs.


Item 3.   LEGAL PROCEEDINGS

The Registrant and its subsidiaries are defendants in various legal proceedings. With respect to each of these suits, it is either the opinion of legal counsel that it is without merit or the opinion of management of the Registrant that even if the plaintiff prevails therein the disposition thereof will not have a material affect on the financial condition of the Registrant.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders from September 30, 1995 to December 31, 1995.

Part II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

A market exists for Fort Wayne National Corporation common stock in the national over-the-counter market. The following table sets forth to the Company's best knowledge the high and low sales prices per share from January 1, 1994 through December 31, 1995.

                          First       Second      Third       Fourth
1995                      Quarter     Quarter     Quarter     Quarter
-----                     --------    --------    --------    --------
High                      $  27.00    $  29.25    $  33.50    $  33.00
                          ========    ========    ========    ========
Low                          25.25       25.50       27.25       30.50
                          ========    ========    ========    ========
1994
-----
High                      $  26.33    $  28.75    $  31.25    $  31.50
                          ========    ========    ========    ========
Low                          24.17       23.83       27.25       24.25
                          ========    ========    ========    ========

The Company's common stock is traded in the national market system of the National Association of Securities Dealers (NASDAQ) under the symbol FWNC. As of December 31, 1995 and 1994 there were 3,448 and 3,397 shareholders of record, respectively.

On February 12, 1996, the closing price for the Company's common stock, as reported by NASDAQ, was $32.125.

Market Makers:  The Chicago Corporation             F. J. Morrissey & Co. Inc.
                Everen Securities, Inc.             NatCity Investments, Inc.
                Herzog, Heine, Geduld, Inc.         Paine Webber, Inc.
                Keefe, Bruyette & Woods, Inc.       Sherwood Securities Corp.
                McDonald & Company                  Troster Singer Corp.
                Merrill Lynch

Item 6.   SELECTED FINANCIAL DATA

                       1995        1994        1993        1992        1991
                     ---------   ---------   ---------   ---------   ---------
                          (Dollars in thousands, except per share data)
STATEMENT OF INCOME
Interest and fees
 on loans            $ 113,604   $  96,538   $  89,783   $  92,724   $ 104,158
Interest and
 dividends on
 investments            45,398      44,581      49,865      57,619      58,736
Other interest
 income                  1,330         455       1,199       1,004       2,290
                     ---------   ---------   ---------   ---------   ---------
Total Interest
 Income                160,332     141,574     140,847     151,347     165,184
Interest expense        80,976      62,759      62,382      76,990      99,749
                     ---------   ---------   ---------   ---------   ---------
Net Interest Income     79,356      78,815      78,465      74,357      65,435
Provision for
 possible loan
 losses                  2,445       2,623       6,060       6,067       4,411
                     ---------   ---------   ---------   ---------   ---------
Net Interest Income
  After Provision
  For Possible Loan
  Losses                76,911      76,192      72,405      68,290      61,024
Noninterest income:
Fiduciary fees           9,749       8,950       8,060       7,475       6,739
Other                    9,763      10,156      10,400       8,405       7,534
Net securities gains        87           5         402         100         131
                     ---------   ---------   ---------   ---------   ---------
Total Noninterest
 Income                 19,599      19,111      18,862      15,980      14,404
Noninterest expense:
  Salaries and
   benefits             31,237      29,798      28,878      26,733      24,955
  Other                 27,840      27,639      27,747      25,803      22,770
                     ---------   ---------   ---------   ---------   ---------
Total Noninterest
 Expense                59,077       7,437      56,625      52,536      47,725
                     ---------   ---------   ---------   ---------   ---------
Income Before
 Income Taxes           37,433      37,866      34,642      31,734      27,703
Applicable income
 taxes                  10,726      11,654      10,509       9,291       7,616
                     ---------   ---------   ---------   ---------   ---------
Net Income           $  26,707   $  26,212   $  24,133   $  22,443   $  20,087
                     =========   =========   =========   =========   =========

Cash dividends
 declared           $   10,758  $    9,952  $    9,302  $    8,656  $    8,001
Per common share:
Net income                2.33        2.28        2.11        1.97        1.78
Cash dividends
 declared                  .94         .87         .81         .76         .71

FINANCIAL CONDITION
Total assets        $2,296,107  $2,135,961  $2,094,425  $2,034,049  $1,972,433
Average daily assets 2,172,709   2,092,875   2,065,636   2,025,845   1,928,837
Average daily
 deposits            1,657,656   1,621,652   1,612,786   1,594,816   1,532,481
Average daily loans  1,255,991   1,179,828   1,097,483   1,049,271   1,015,200
Average
 shareholders'
 equity                217,083     202,538     182,884     167,343     153,686
Subordinated and
 other long-term
 debt                    6,400       7,160       7,920       9,305      10,553

OTHER DATA
Average shares
 outstanding        11,449,277  11,480,372  11,432,624  11,381,498  11,315,070
Number of employees
 at year end (1)         1,083       1,052       1,027       1,027       1,014
Tax equivalent yield
 on earning assets       8.36%       7.72%       7.77%       8.44%       9.59%
Cost of supporting
 liabilities             4.06%       3.28%       3.30%       4.14%       5.61%
Net interest margin
 on earning assets       4.30%       4.44%       4.47%       4.30%       3.98%
Return on average
 assets                  1.23%       1.25%       1.17%       1.11%       1.04%
Return on average
 equity                 12.30%      12.94%      13.20%      13.41%      13.07%
Dividend payout ratio   40.28%      37.97%      38.54%      38.57%      39.83%
Average equity to
 average asset ratio     9.99%       9.68%       8.85%       8.26%       7.97%
Market value to book
 value per share at
 year end              154.03%     150.20%     148.58%     191.56%     168.86%
Price earnings ratio      13.5        11.4        11.8        14.9        13.5

[FN]
(1) Includes part-time employees.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY
The following discussion and analysis are intended to cover significant factors and conditions affecting the Company's overall performance for the past three years. It is designed to provide shareholders and analysts with a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. The financial data that accompany this discussion include the operating results of the parent company, Fort Wayne National Corporation, and its wholly-owned subsidiaries: Fort Wayne National Bank, The Auburn State Bank, Churubusco State Bank, Old-First National Bank in Bluffton, First National Bank of Huntington, First National Bank of Warsaw, and Fort Wayne National Life Insurance Company.

FINANCIAL HIGHLIGHTS

                                             1995         1994       Change
                                         ----------    ----------    -------
                                                 (Dollars in thousands,
                                                  except per share data)
FOR THE YEAR
  Total interest income                  $  160,332    $  141,574      13.2%
  Total interest expense                     80,976        62,759      29.0
  Net interest income                        79,356        78,815       0.7
  Provision for possible loan
   losses                                     2,445         2,623      (6.8)
  Applicable income taxes                    10,726        11,654      (8.0)
  Net income                                 26,707        26,212       1.9

PER SHARE
  Net income                             $     2.33    $     2.28       2.2%
  Dividends declared                           0.94          0.87       8.0
  Book value at year end                      20.45         17.31      18.1

AVERAGES
  Assets                                 $2,172,709    $2,092,875       3.8%
  Deposits                                1,657,656     1,621,652       2.2
  Loans (before allowance for
    possible loan losses)                 1,255,991     1,179,828       6.5
  Investments                               717,834       730,644      (1.8)

SELECTED FINANCIAL RATIOS
  Return on average assets                    1.23%        1.25%
  Return on average equity                   12.30%       12.94%
  Net interest margin                         4.30%        4.44%
  Tier I and Tier II capital ratio           16.27%       17.28%

COMPARATIVE EARNINGS ANALYSIS

                                                     Increase/(Decrease)
                                                 ----------------------------
                                                   1995/1994      1994/1993
                                                 ------------- --------------
                           1995    1994    1993  Amount   %    Amount    %
                          ------- ------- ------- ------ ------ ------- ------
                                     (Dollars in thousands)
Net interest income
    (fully taxable
    equivalent basis)     $85,733 $85,058 $84,607 $  675   0.8% $   451   0.5%
Taxable equivalent
    adjustment              6,377   6,243   6,142    134   2.1      101   1.6
                          ------- ------- ------- ------ ------ ------- ------
     Net Interest Income   79,356  78,815  78,465    541   0.7      350   0.4
Provision for
    possible loan losses    2,445   2,623   6,060   (178) (6.8)  (3,437)(56.7)
Noninterest income         19,599  19,111  18,862    488   2.6      249   1.3
Noninterest expense        59,077  57,437  56,625  1,640   2.9      812   1.4
                          ------- ------- ------- ------ ------ ------- ------
Income Before Income Taxes 37,433  37,866  34,642   (433) (1.1)   3,224   9.3

Applicable income taxes    10,726  11,654  10,509   (928) (8.0)   1,145  10.9
                          ------- ------- ------- ------ ------ ------- ------
              Net Income  $26,707 $26,212 $24,133 $  495   1.9  $ 2,079   8.6
                          ======= ======= ======= ======= ===== ======= ======

RESULTS OF OPERATIONS
EARNINGS. Net income in 1995 totaled $26.7 million, an increase of 1.9% over the $26.2 million earned in 1994 and 10.7% over the $24.1 million earned in 1993. Earnings per share for 1995 were $2.33 compared to $2.28 in 1994 and $2.11 in 1993. Fourth quarter earnings were $7.0 million or $.61 per share, an increase of 2.2% over third quarter 1995 and .4% over fourth quarter 1994.

The major components of the Company's operating results are summarized in the Comparative Earnings Analysis table. Net interest income increased .7% in 1995 over 1994 and .4% in 1994 over 1993. These modest increases are indicative of the continued pressure on the Company's net interest margin. Net overhead, which is the amount by which noninterest expense exceeds noninterest income, increased 3.0% in 1995 from 1994 and 1.5% in 1994 over 1993. The provision for possible loan losses charged to earnings decreased 6.8% in 1995 from 1994 after reflecting a 56.7% decrease in 1994 from 1993. Applicable income taxes decreased by $928,000 or 8.0% following a 10.9% increase in 1994 over 1993.

NET INTEREST INCOME.    Net interest income, which is the difference between
interest and fees earned on assets and the interest paid on deposits and other funding sources, is the primary source of earnings for the Company. This component represented over 80% of the Company's net revenues in 1995. A detailed analysis highlighting the changes in net interest income is provided
in the Analysis of Changes in Interest Differential table.   Interest earned
on tax-exempt loans and investments is adjusted for comparative purposes to a taxable equivalent basis using the federal tax rate of 35%, resulting in a fully taxable equivalent (FTE) net interest income.

Net interest income on a fully taxable equivalent basis totaled $85.7 million in 1995 compared to $85.1 million in 1994 and $84.6 million in 1993. Interest rate changes had a significant impact on net interest income, as total interest income increased by $12.5 million for 1995 due to rate movements while total interest expense increased almost $15 million. The resulting decrease in net interest income of $2.4 million was offset by the $3.1 million increase in net interest income due to volume increases. This continues the trend which occurred in 1994 where the $5.6 million increase in net interest income due to volume increases offset the $5.1 million decrease due to rate movements.

Average earning assets increased by $78.6 million or 4.1% for 1995 as average loans, net of unearned income, increased by $76.2 million or 6.5%. Average total interest-bearing liabilities increased $60.2 million or 3.7% for 1995. More important than the increase in average total interest-bearing liabilities was the shift in interest-bearing deposits that occurred during 1993, 1994 and 1995. As interest rates began to soften in 1993, depositors were unwilling to invest in longer-term investment products. As a result, the Company's depositors shifted funds out of time deposits and into savings and other deposit products with shorter maturities. Average time deposits decreased by $49.5 million from 1993 to 1994 while average savings deposits increased by $27.2 million and average interest-bearing demand deposits increased by $16.2 million. In 1995, this trend reversed. Average time deposits increased by $67.3 million from 1994 to 1995 while average savings deposits decreased by $29.7 million.

The Company introduced a deposit product called the AnydayEveryday deposit in 1995. The AnydayEveryday account, which is included in the time deposits category, is priced to yield a return which is above the average money market rate. This new product has been very successful in generating deposits for the Company and contributed to the increase in time deposits in 1995. Average interest-bearing demand deposits decreased by $6.0 million during this period.

The Company's net interest margin measured on a fully taxable equivalent basis decreased to 4.30% in 1995 from 4.44% in 1994 and 4.47% in 1993. With the current shape of the yield curve being somewhat inverted, the Company is continuing to experience significant pressure on net interest income. The net interest margin for the fourth quarter of 1995 was 4.20% compared to 4.24% in the third quarter of 1995 and 4.49% in the fourth quarter of 1994.

The Company continues to operate in an extremely competitive marketplace. Two major regional bank holding companies entered the Company's market in 1993 by acquiring two previously independent financial institutions. Their desire to grow in the area resulted in each offering higher deposit rates in this market than in many of their other markets. In addition, competition for quality loans continues to be intense, resulting in smaller margins in the overall loan portfolio.

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES. The allowance for possible loan losses represents management's estimate of potential credit losses associated with the loan portfolio, including all off-balance sheet lending commitments. While the balance is only an estimate, management does perform a systematic analysis in determining the adequacy of the allowance for possible loan losses and, consequently, the annual provision charged to earnings.

Beginning in 1995, the Company adopted Statement 114,"Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for possible loan losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for possible loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

The allowance for possible loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. To facilitate the periodic evaluation of the adequacy of the allowance for possible loan losses, the Company utilizes a loan grading system that helps identify, monitor and address asset quality problems, should they arise, in an accurate and timely manner. Credits of a significant nature are reviewed on an individual basis and a specific allocation of the allowance for possible loan losses may be made if so warranted. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors including: changes in policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; changes in the experience, ability, and depth of the lending management; the identification of any concentrations of credit, and changes in the level of such concentrations; and the effect of external factors such as competition and legal and regulatory requirements. This evaluation is inherently subjective as it requires material estimates including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

In addition, each of the Company's affiliate banks is subject, at a minimum, to annual reviews, as applicable, by the Federal Reserve Bank System, the Office of the Comptroller of the Currency, the Indiana Department of Financial Institutions, and the Federal Deposit Insurance Corporation (FDIC). During these reviews, the regulators identify loans for classification as loss, doubtful, substandard, or special mention. Other than those loans included in the Nonperforming Loan table, and related footnote thereto, no other loans which management is closely monitoring, or which have been classified by bank regulators, resulted from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources.

As of December 31, 1995, the Company's nonperforming loans (including nonaccrual loans, accruing loans past due 90 days or more, and restructured loans) amounted to $19.9 million compared to $21.0 million at year-end 1994 and $16.3 million at year-end 1993. Nonperforming loans represented 1.56% of total loans outstanding at December 31, 1995 compared to 1.72% one year ago and 1.43% at the end of 1993. During the fourth quarter of 1994, an $8 million loan was restructured and included in the restructured classification as of December 31, 1994. This loan demonstrated sufficient performance under the new terms to be classified as performing at the end of the second quarter of 1995. During the fourth quarter, however, the borrower voluntarily decided to liquidate its operations. At that time the Company placed a total of $8.5 million of loans to this borrower on nonaccrual status.

Other real estate owned, which consists primarily of real estate acquired in foreclosure, is another category of nonperforming assets many financial institutions have recorded on their balance sheet. Other real estate owned totaled only $319,000 at year-end 1995, the lowest level in the past five
years.   Although accruing loans past due 90 days or more are considered nonperforming, a more appropriate grouping of nonperforming would include nonaccrual loans and other real estate owned along with restructured loans. This grouping represents .82% of total assets, comparable to the Company's peers.

At December 31, 1995, the Company's allowance for possible loan losses of over $20 million exceeded its level of nonperforming loans. The ratio of the allowance for possible loan losses to nonperforming loans of 101% for 1995 compares to 104% at the end of 1994 and 134% at December 31, 1993.

As a percentage of total loans outstanding, the allowance for possible loan losses was 1.57%. This is a decrease from 1.79% in 1994 and 1.92% in 1993. This ratio compares to the peers' ratio of 1.66%.

Net charge-offs amounted to $4.2 million or .33% of average loans outstanding. This ratio is consistent with the Company's peer ratio of .23%.
Historically, the Company has outperformed its peers in this category. Over the past five years, the Company's net charge-offs have averaged .27% of average loans outstanding compared to approximately .53% for its peers.

The Company's net charge-offs in 1995 were $4.2 million as compared to $2.7 million in 1994 and $866,000 in 1993. However, a significant portion of the charge-offs taken in 1995 and 1994 represented amounts that had been specifically allocated to the related credits during the Company's evaluation of the adequacy of the allowance for possible loan losses in prior years. Of the total charge-offs in 1995, $3 million related to the charge-off of a loan that had been in the nonaccrual category at the end of 1994. In connection with this charge-off, the Company agreed to fund certain operating expenses related to the loan collateral on behalf of the borrower. The payment of these expenses was required to be recognized as part of the Company's operating expenses. However, since such anticipated expenses had previously been provided for through the allowance for possible loan losses, the Company reduced the provision and related allowance for possible loan losses in the second quarter of 1995 by the amount of the expenses ($450,000) that were recognized as part of other operating expense. During the third and fourth quarters of 1995, an additional $126,000 was charged to other operating expense.

NONINTEREST INCOME AND EXPENSE ANALYSIS

                                                    Increase/(Decrease)
                                                -----------------------------
                                                   1995/1994      1994/1993
                                                --------------- -------------
                       1995     1994    1993     Amount    %     Amount   %
                     -------  -------  -------  ------- ------- ------- -----
                                         (Dollars in thousands)
Noninterest income:
  Fiduciary fees     $ 9,749  $ 8,950  $ 8,060  $   799     8.9%$   890  11.0%
  Service charges on
   deposit accounts    4,705    4,561    3,674      144     3.2     887  24.1
   Other service
     charges           2,880    3,943    3,483   (1,063)  (27.0)    460  13.2
   Net securities
    gains                 87        5      402       82 1,640.0    (397)(98.8)
   Other income        2,178    1,652    3,243      526    31.8  (1,591)(49.1)
                     -------  -------  -------  ------- ------- ------- -----
Total Noninterest
 Income              $19,599  $19,111  $18,862  $   488     2.6 $   249   1.3
Noninterest expense:
  Salaries and wages $25,231  $23,829  $23,576  $ 1,402     5.9%$   253   1.1%
  Employee benefits    6,006    5,969    5,302       37     0.6     667  12.6
  Net occupancy
    expense            5,032    4,952    4,281       80     1.6     671  15.7
  Equipment expense    4,213    3,882    3,818      331     8.5      64   1.7
  FDIC assessment      1,939    3,649    3,617   (1,710)  (46.9)     32   0.9
  Other expense       16,656   15,156   16,031    1,500     9.9    (875) (5.5)
                     -------  -------  -------  ------- ------- ------- -----
Total Noninterest
 Expense             $59,077  $57,437  $56,625  $ 1,640    2.9  $   812   1.4
                     =======  =======  =======  ======= ======= ======= =====

NONINTEREST INCOME AND EXPENSE. A ratio often used to evaluate the noninterest income and expense performance of banking organizations is the efficiency ratio. This ratio is calculated by dividing total noninterest expense by the total of net interest income (on a fully taxable equivalent basis) and noninterest income. The lower the ratio, the more efficient the organization is at generating income in relation to the expenses incurred to obtain that income. The Company has historically outperformed its peers with efficiency ratios of 56.1%, 55.1% and 54.9%, respectively in 1995, 1994 and 1993 compared to peer ratios of 62.5%, 64.9% and 68.1%, respectively for the same periods.

During 1995, fiduciary fees increased 8.9% from 1994 following the 11.0% increase in 1994 from 1993. The Company's trust division is the largest in northern Indiana and is continually increasing its customer base.

Service charges on deposits grew 3.2% in 1995, consistent with the level of growth in average deposits. In 1994 service charges on deposits grew 24.1% from 1993. Slightly less than half of the 1994 increase can be attributed to a deposit product software conversion at the lead bank in July 1993. Prior to the conversion, certain fee income had been classified as interest and fees on loans. Subsequent to the conversion, this same income was combined with service charges on deposits. In addition, during 1994 the Company expanded its consumer deposit base. The Company made great strides in developing a concept referred to as "relationship banking." Various advertising campaigns stressed the relationship concept and generated a great deal of growth in both consumer deposits and loans. As indicated in our 1994 Annual Report to Shareholders, 1994's level of increased service charges on deposits was not to be expected in future years. However, the Company continues to realize an improvement in its collection of deposit fees and, through offering new and improved deposit products to its customers, has been able to expand this source of income.

Other service charges decreased by $1.1 million in 1995 from 1994. In 1995 the Company eliminated intracompany charges for data processing services. As a result, data processing fees for 1995 were $390,000 below 1994. In addition, the Company has seen a $340,000 reduction in the amount of income generated from referrals on annuity prospects.

Other income reflected a $526,000 or 31.8% increase in 1995 from 1994 following the $1.6 million or 49.1% decrease in 1994 from 1993. In 1993 as a result of declining mortgage loan interest rates, the Company's affiliate banks saw heavy mortgage loan refinancing. In an effort to meet customer demand, yet not assume additional interest rate risk, the Company originated these mortgages and sold many of the new fixed rate mortgages in the secondary market. Selling these mortgages generated gains in excess of $1 million in 1993. However, as mortgage rates increased quickly in the first part of 1994, the Company generated losses of $379,000 on the sale of mortgage loans. Mortgage refinancing and other new mortgage loan demand slowed significantly during the later part of 1994 and into 1995. The Company recognized net gains of $101,000 in 1995 from the sale of loans.

Securities transactions amounted to a net gain of $87,000 in 1995 compared to $5,000 in 1994 and $402,000 in 1993. The slight gains for the Company in 1995 and 1994 were the result of certain issues being called and the sale of $6.7 million and $7.5 million of investments prior to maturity in 1995 and 1994, respectively. During 1993, many bond issues were called as a result of the lower interest rates at which the bonds could be reissued or refinanced.

Total noninterest expense increased 2.9% in 1995 over 1994 and 1.4% in 1994 over 1993. The most significant change to noninterest expense for 1995 occurred in the FDIC insurance expense category which decreased by $1.7 million or 46.9%. The FDIC insurance fund met its federally mandated level of 1.25% of insured deposits during the second quarter of 1995. Therefore, the Company's FDIC insurance expense was reduced from the prior rate of $.23 per $100 of insured deposits to $.04 per $100 of insured deposits. The FDIC has set a current rate of zero percent and assuming no further changes, the Company expects to realize a decrease in FDIC insurance of approximately $1.9 million in 1996.

Salaries and wages reflected a $1.4 million or 5.9% increase in 1995 following the $253,000 or 1.1% increase in 1994 over 1993. Of the increase in salaries and wages in 1995 over 1994, $220,000 was due to a decrease in the deferral of salary expense allocated to generating new loans. Statement 91 requires entities to defer an estimated portion of salary expense for each new loan that is made. This expense is then amortized against the fees on these loans. In 1994, deferred salaries and wages exceeded the amount for 1993 by $200,000. In addition, staffing levels have increased moderately to support new products and services and increased loan and deposit volumes.

Employee benefits reflected only a minor increase in 1995 from 1994 after increasing by $667,000 or 12.6% in 1994 over 1993. Due to favorable claim experience, the Company's health insurance premium rates were the same in 1995 as in 1994. As mentioned in last year's discussion, the Company anticipated an increase in employee benefit expense in 1994. The use of a lower discount rate in determining the funding cost of pensions in prior years had the effect of increasing the obligation at the balance sheet date and increased the interest cost in 1994 on that projected obligation by $130,000. In addition, the expense of the Company's Benefit Restoration Plan increased by $474,000 in 1994. The Benefit Restoration Plan is a nonqualified plan that restores certain benefits to employees whose benefits are limited by the Revenue Reconciliation Act of 1993. These employees would otherwise be entitled to these benefits under the Company's qualified plans.

Net occupancy expense increased just $80,000 or 1.6% in 1995 following the $671,000 or 15.7% increase in 1994 over 1993. During 1993, the Company renegotiated its long term lease on its main office facilities. A cumulative adjustment increasing expense by approximately $265,000 relating to the 1993 renegotiation was recorded in the second quarter of 1994. Excluding this adjustment, net occupancy expense would have increased by $345,000 or 7.4% in 1995 over 1994 as the Company has assumed additional space in its main office headquarters to expand the loan and trust divisions.

Equipment expense increased by $331,000 or 8.5% in 1995 over 1994 and $64,000 or 1.7% in 1994 over 1993 as the Company continues to invest in computer hardware and upgrade its software.

Other expense increased by $1.5 million or 9.9% in 1995 over 1994. Of this increase, $576,000 was the result of funding certain operating expenses related to loan collateral for a charged-off loan as discussed under the caption "Provision and Allowance for Possible Loan Losses" above. In addition, the Company incurred expenses totaling $222,000 to upgrade trust management information software utilized by the trust departments of the Company's affiliate banks and incurred start-up expenses related to a conversion in processing services for the Company's credit card products. Other expense for 1994 reflected a decrease of $875,000 or 5.5% from 1993. During the third quarter of 1993, the Company incurred expenses totaling $615,000 for the settlement of a pending claim. During the fourth quarter of

1993, a loss of approximately $550,000 was sustained on the disposal of other real estate property acquired through a foreclosure.

INCOME TAXES. The Company's effective tax rate for financial reporting purposes differs from the statutory marginal federal and state tax rates. This is attributable principally to the tax-exempt income that is earned on various earning assets and the disallowance of a tax deduction on certain recorded expenses.

The Company uses the liability method for recording income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities. These differences are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Applicable income taxes for 1995 decreased $928,000 or 8.0% compared to 1994. This is the result of a decrease in the Company's taxable income along with a change in estimate in connection with the calculation of the Company's overall income tax accruals.

During 1995, the Company's ongoing state franchise tax dispute with the State of Indiana was resolved. In 1994, the State tax court rendered a decision that was favorable to the Company. That decision was appealed to the Indiana Supreme Court which overruled the tax court's decision and ruled in favor of the State of Indiana. While the Company appealed the Indiana Supreme Court's decision to the United States Supreme Court, the higher court declined to review the decision. This matter is now effectively closed and the Company has made payment to the State of Indiana for all state franchise tax amounts previously withheld.


ANALYSIS OF FINANCIAL CONDITION
Although competition continued to be intense in the Company's marketplace, the Company's outstanding loans increased by 4.6% and outstanding deposits increased 8.3% at year-end 1995 compared to year-end 1994. In addition, the market share of total bank deposits outstanding in the Fort Wayne market for the Company's lead bank has increased from an average of 32% in 1993 to 35% in 1994 and 36% in 1995.

LOANS. All categories of lending with the exception of installment loans increased during 1995. Commercial lending increased by $44.5 million or 10.9% to $453.2 million. Real estate loans, including real estate construction, increased by $22.6 million from year-end 1994 and totaled nearly $622 million. Real estate lending continues to be the major component of the Company's loan portfolio. As can be seen in the Real Estate Loan Analysis table, the majority of real estate holdings are 1-4 family residential loans which account for 55% of total real estate holdings as of December 31, 1995.
The majority of the Company's real estate lending is concentrated in the Company's trading area of northeastern Indiana. Commercial and residential real estate values in this area have not experienced the volatility which
affected other markets in recent decades.   In addition, the Company's
underwriting policy for 1-4 family residential loans follows that of industry standards and meets the criteria for sale in the secondary market. The growth in real estate lending came even as the Company sold $11.7 million of residential mortgages during 1995.


INVESTMENTS. Total investment securities increased $63.2 million or 9.0% from December 31, 1994. On average during 1995, investment securities decreased $12.8 million or 1.8%. This follows a decrease of $22.6 million or 3.0% in 1994 from 1993. The decrease in average securities is attributed to average loans growing at a faster pace than total average funding sources. Average short-term investments, including federal funds sold and time deposits with other banks, increased $15.2 million or 137.1% from 1994 after decreasing $30.0 million or 73.0% in 1994.

At December 31, 1993, the Company's investment securities, except for investments in marketable securities held by the parent company, were stated at cost adjusted for amortization of premiums and accretion of discounts. The Company had no securities identified as being held for sale. In May 1993, the Financial Accounting Standards Board issued Statement 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the new rules, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available for sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of shareholders' equity, net of tax. Unrealized holding gains and losses on securities classified as trading are reported in earnings.

Because of Statement 115, the Company reevaluated its investment policies and, as a result, classified all investment securities held as of December 31, 1993 as available for sale as of January 1, 1994. Application of the new rules resulted in an increase of $16.2 million to shareholders' equity as of January 1, 1994, representing the recognition in shareholders' equity of unrealized appreciation, net of taxes, for the Company's investment in debt and equity securities determined to be available for sale that previously had been carried at amortized cost or lower of cost or market. In addition, all investment securities purchased during 1994 and the majority of securities purchased in 1995 were classified as available-for-sale.

The net unrealized holding gains and losses on securities designated as available for sale fluctuate as market interest rates rise and fall. The adjustment to the carrying value of investment securities was a net unrealized gain of $20.5 million at December 31, 1995 and a net unrealized loss of $15.1 million at December 31, 1994. The result on shareholders' equity, net of taxes, was an increase of $12.2 million and a decrease of $9.0 million at December 31, 1995 and 1994, respectively. The Federal Reserve Board and the Office of the Comptroller of Currency, however, have determined that this component of shareholders' equity will not be used in determining capital adequacy or impact the calculations of FDIC premiums.

During 1995, the Company purchased approximately $25 million of securities designated as trading and sold trading securities with a carrying value of $5.2 million, realizing a gain of $255,000. The carrying value of securities held for trading purposes at December 31, 1995 was $21.3 million including a recognized unrealized gain of $715,000.

The Company's investment portfolio continues to be of high quality as evidenced by U.S. Government and other federal agencies representing approximately two thirds of the total outstanding in each of the past three years. The Company's holdings of states and other political subdivisions has also increased slightly to 26% of the total portfolio compared to 25% in 1994 and 23% in 1993. Other investments represented 8% of the total portfolio at December 31, 1995, consistent with the percentages for 1994 and 1993.

DEPOSITS. The primary source of funds for the Company comes from the acceptance of demand and time deposits generated at the affiliate banks. The Company was pleased to realize an improvement in its deposits this year as many financial institutions were realizing decreasing deposit levels. Competition for deposits has been intense over the last several years as more and more entities offered mutual funds, annuities, and other investment alternatives for customers. The pressure for individuals to move bank deposits into these products has been great. The Company began to realize more significant growth in deposits in the later part of 1994 and into 1995 as interest rates on bank deposits increased. As more and more customers look for a more stable and risk free investment, the Company hopes to again reflect increased deposit levels.

Total deposits as of December 31, 1995 increased $135.2 million or 8.3% over the totals achieved at the end of 1994. As depicted in the Deposits table, total average deposits increased by $36.0 million or 2.2%. However, as was realized in 1994 and 1993, the Company experienced a shift in the mix of the different deposit categories. In 1993 and much of 1994 depositors did not perceive a sufficient premium to extend maturities during the comparatively lower interest rate environment. As a result, customers allowed maturing deposits to roll into shorter-term instruments. Average demand deposits, including both interest-bearing and noninterest-bearing, increased 7.7% in 1994 over 1993. Average savings deposits, which include traditional savings and money market deposits, grew 8.6% in 1994 from 1993. Much of this growth came from other time deposits as this category decreased $49.5 million or 5.5% in 1994 from 1993. Late in 1994 and into 1995, however, the mix in the Company's deposit portfolio began to shift back. For 1995, average demand deposits, including both interest-bearing and noninterest-bearing, decreased by $1.6 million. In addition, average savings deposits decreased $29.7 million or 8.7% in 1995. These decreases were more than offset however, by the $67.3 million or 8.0% increase in average time deposits which includes the Company's highly successful AnydayEveryday account. The combination of a greater percentage of average total deposits in the time deposits category along with the higher rates being paid on those deposits has placed significant pressure on the Company's net interest earnings and net interest margin.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT. Federal funds purchased and securities sold under agreements to repurchase consist primarily of repurchase arrangements the Company's affiliate banks' commercial customers utilize for cash management services. In 1995, average federal funds purchased and securities sold under agreements to repurchase increased $24.6 million or 11.2%, considerably more than the $2.6 million or 1.2% growth realized in 1994 over 1993.

The other category of short-term funding available to the Company is notes payable to the U.S. Treasury. As indicated in the Short-term Borrowings table, this category can fluctuate significantly during the year. This is a result of the timing of tax deposits made by customers and the call for these funds made by the government. This category, however, has been a relatively small source of funds for the Company.

Long-term debt, which totaled $6.4 million at the end of 1995, decreased $760,000 from 1994 as a result of scheduled principal payments. The Company issued no new debt during the past year, nor did it refinance any of its existing obligations. For a further discussion of the Company's long-term debt obligations, maturities, and related dividend and other restrictions, refer to Notes 10 and 12 in the Company's accompanying consolidated financial statements.

CAPITAL RESOURCES. Capital adequacy is one of the main measurements used by bank regulators to determine the strength of a financial institution. A strong capital position will enable the Company to access capital markets under more favorable terms. In addition, a strong capital base encourages depositor and investor confidence in the institution.

The Federal Reserve Board governs the activities of bank holding companies and requires the Company to maintain an amount of capital based on risk-adjusted assets, so that categories of assets with potentially higher credit risk require more capital backing than assets with lower risk. Banks and bank holding companies are also required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments. Also, Section 305 of the Federal Deposit Insurance Corporation Improvement Act of 1991 requires bank holding companies to maintain additional capital for interest-rate risk inherent in the balance sheet.

The Federal Reserve Board standards classify capital into two tiers, referred to as Tier I and Tier II. Tier I capital consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interest less certain intangibles. Tier II capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock. The minimum required Tier I and Tier II capital ratio is 8.0% with at least a 4.0% Tier I capital ratio. The Company's Tier I capital ratio at December 31, 1995 was 15.02% compared to 16.03% in 1994 and 15.07% in 1993. Combined Tier I and Tier II capital of 16.27% at December 31, 1995 compared to 17.28% in 1994 and 16.32% in 1993.
Both of these ratios are substantially in excess of the required 8% due to the high degree of quality in the loan and investment portfolios.

                               RISK-BASED CAPITAL

The following table summarizes the Company's risk-based capital calculations for the periods indicated.

                                              December 31
                        ------------------------------------------------------
                           1995       1994       1993       1992       1991
                        ---------- ---------- ---------- ---------- ----------
                                         (Dollars in thousands)
Equity capital          $  233,711 $  198,996 $  191,080 $  175,709 $  161,309
Less: Net unrealized
 gain (loss) on
 available- for-sale
 securities                 12,171     (8,968)        --       --           --
 Disallowed intangibles      2,061      2,293      2,524      3,524      3,348
                        ---------- ---------- ---------- ---------- ----------
         Tier I Capital    219,479    205,671    188,556    172,185    157,961
Qualifying allowance
 for loan losses and
 other debt                 18,261     16,036     15,754     13,113     16,083
                        ---------- ---------- ---------- ---------- ----------
Total Tier I and
  Tier II Capital       $  237,740 $  221,707 $  204,310 $  185,298 $  174,044
                        ========== ========== ========== ========== ==========

Total assets            $2,296,107 $2,135,961 $2,094,425 $2,034,049 $1,972,433

Risk - weighted assets  $1,461,003 $1,283,057 $1,251,522 $1,210,325 $1,193,381

Tier I capital ratio        15.02%     16.03%     15.07%     14.23%     13.24%
Tier I and Tier II
 capital ratio              16.27%     17.28%     16.32%     15.31%     14.58%
Leverage ratio               9.57%      9.64%      9.01%      8.48%      8.02%

Dividends declared totalled $10.8 million, an increase from $10.0 million in 1994. This reflects the Company's trend of increasing dividends annually. The Company's current annual dividend is $.96, up from the $.88 declared in 1994. The dividend payout ratio for 1995 was 40.3%, an increase over the 38.0% for 1994.

On April 25, 1994, the Company's shareholders approved an increase from 10,000,000 to 20,000,000 in the total authorized shares of common stock, enabling the Company to effect the three-for-two stock split that was declared by the Board of Directors on January 18, 1994. This split was paid on May 20, 1994 to shareholders of record on April 27, 1994.

In addition, during 1994 the Board of Directors approved the repurchase of up to 600,000 shares of the Company's common stock. During 1995, the Company repurchased 105,000 shares at a total cost of $2.8 million.

LIQUIDITY AND RATE SENSITIVITY MANAGEMENT

Management meets regularly through its Asset/Liability committee to review both the liquidity and rate sensitivity position of the Company. Effective asset and liability management insures the Company's ability to monitor the cash flow requirements of depositors along with the demands of borrowers. While maintaining sufficient liquidity to meet these needs, the Company also attempts to maximize net interest income through sensitivity analysis of its assets and liabilities.


LIQUIDITY. The affiliate banks maintain a stable base of core deposits provided by long-standing customer relationships with consumers and local businesses. These deposits are the principal source of liquidity for the Company. These sources are complemented with short-term borrowings through correspondent bank relationships, in addition to other corporate customers, through the use of repurchase agreements. The Company closely monitors these sources to avoid any unwarranted market or customer concentrations.

Liquidity is also provided through the sales and maturities of various assets, including short-term investments, securities, and loans. The greatest source of asset liquidity lies in the Company's marketable securities. The investment portfolio is highly liquid and has no securities in default. This is evidenced by the fact that the taxable portfolio maintains a composite rating of A or better on 98% of outstandings.

In an effort to maintain an adequate liquidity position, the Company's investment strategy calls for laddering the maturities of investments purchased. Scheduled maturities of investment securities within the next twelve months amount to $143 million or 19% of the entire portfolio. In addition, with the adoption of Statement 115, the entire portfolio has been identified as available for sale or trading and could be liquidated should a liquidity crisis occur.

INTEREST RATE SENSITIVITY ANALYSIS

The following table presents an analysis of the rate sensitivity of the Company's earning assets and interest-bearing liabilities as of December 31, 1995.

                                       Total               Over
                     0-3      3-12      One       1-5      Five
                    Months   Months     Year     Years     Years      Total
                  --------- -------- ----------  -------- -------- -----------
                                  (Dollars in thousands)
Earning assets:
    Net loans     $ 617,033 $ 207,239 $  824,272 $272,122 $177,000 $1,273,394
    Investment
     securities      40,481   102,321    142,802  437,925  183,833    764,560
    Other earning
     assets          27,250        --     27,250      100       --     27,350
                  --------- --------- ---------- -------- -------- -----------
            Total $ 684,764 $ 309,560 $  994,324 $710,147 $360,833 $2,065,304

Interest-bearing
 liabilities:
  Interest-bearing
    deposits      $ 717,395 $ 251,254 $  968,649 $284,446 $230,432 $1,483,527
    Short-term
     borrowings     267,644        --    267,644       --       --    267,644
    Long-term
     notes               --       400        400    1,600     4,400     6,400
    Hedged
     interest-
     bearing
     liabilities    (91,000) (117,000)  (117,000)      --       --   (117,000)
                  --------- --------- ---------- -------- -------- -----------
            Total $ 894,039 $ 134,654 $1,119,693 $286,046 $234,832 $1,640,571
                  --------- --------- ---------- -------- -------- -----------
Periodic rate
 sensitivity gap  $(209,275)$ 174,906 $ (125,369)$424,101 $126,001 $  424,733
                  ========= ========= ========== ======== ======== ==========
Cumulative rate
 sensitivity gap  $(209,275)$(125,369)$ (125,369)$298,732 $424,733
                  ========= ========= ========== ======== ========
Periodic rate
 sensitivity
 gap ratio              .77      2.30        .89     2.48     1.54
                  ========= ========= ========== ======== ========
Cumulative rate
 sensitivity
 gap ratio              .77       .89        .89     1.21     1.26
                  ========= ========= ========== ======== ========

INTEREST SENSITIVITY. The degree by which net interest income may fluctuate due to changes in interest rates is monitored through interest-sensitivity management. When the repricing opportunities of assets and liabilities are not properly aligned, net interest income may be impacted when interest rates change. Forecasting various interest rate scenarios and measuring the results of the possible outcomes determine the exposure of interest rate risk inherent in the Company's balance sheet.

Management's goal through the Asset/Liability committee is to manage imbalanced positions that arise when the total amount of assets maturing or repricing in a given period differs from that of the supporting liabilities. The theory behind managing the difference between repricing assets and liabilities is to have more liabilities reprice when interest rates are declining and when interest rates are rising to have more assets reprice. As of December 31, 1995, the Company had a negative gap or a net liability sensitive position of .89. This indicates that the total amount of assets repricing within one year represents 89% of the total amount of liabilities repricing in the same time frame and compares to a net liability sensitive position of .84 one year ago.

These figures represent one day's position, and changing market conditions may create significant fluctuations. However, there are certain tools available to management to reduce or minimize these conditions. Among them are specific investment decisions, pricing structures of deposit funds, and financial futures and options used to hedge specific asset or liability positions. The Company uses exchange traded financial instruments such as futures and options to hedge against interest rate risk. The Company has established policies, guidelines and internal control procedures for the use of these instruments. For a further discussion of the Company's use of financial futures and options, refer to Note 16 in the Company's accompanying consolidated financial statements.

INFLATION AND CHANGING PRICES

Reported earnings are affected by inflation, indirectly through changing interest rates, and directly by increased operating expenses. However, the effects of general price level inflation have not had a material effect on the information presented herein.


INDUSTRY OUTLOOK AND REGULATORY CHANGES

In 1994, many industry observers predicted that 1995 would be a quiet year for consumer regulation. They were wrong. The regulatory burden for most banks has not been reduced significantly, although some regulations have been simplified or improved through amendments.

Many of the changes made in 1995 become effective in 1996. In addition, regulators and legislators will be addressing other significant compliance issues in 1996. Some of the more significant changes enacted in 1995 that had a direct impact on the Company included revisions to the Real Estate Settlement Procedures Act (RESPA), the Home Mortgage Disclosure Act (HMDA) and the Community Reinvestment Act (CRA).

RESPA was amended to include the Department of Housing and Urban Development's final rule on escrow accounting procedures which establishes a nationwide standard accounting method known as aggregate accounting. This new procedure is a change for the Company and will require an update to the loan accounting software currently being used.

In February 1995, the Federal Reserve Board (the Fed) issued final rulings amending the HMDA reporting requirements on refinanced loans to allow all refinancings to be reported for HMDA purposes as long as the loan is secured by a dwelling. These changes will help simplify the reporting process for these types of loans.

In April 1995, the Fed approved the final version of the CRA regulation. The new version makes changes in the way examiners will evaluate a bank's CRA performance and places more emphasis on rating a bank's CRA performance rather than a bank's CRA process. The Company and its subsidiary banks take the Community Reinvestment Act seriously and are pleased to see that regulators will be focusing on results rather than procedures.

Among the regulatory and compliance issues that are in the works for 1996 are changes to the Bank Secrecy Act (BSA). In an attempt to plug perceived holes in BSA regulations, the Fed and the Financial Crimes Enforcement Network issued a joint and final rule in January 1995 on new record keeping requirements for certain wire transfers and transmittal orders by financial institutions. The new rules, which are effective in April of 1996, include information gathering and retention procedures which differ for established and non-established customers and set forth parameters on how banks must be able to retrieve information about wire transfer payment orders. The new rules will certainly add to the record keeping burden.

One of the biggest changes in 1996 will be the way banks are examined for compliance with the BSA. Banks will have to demonstrate to examiners that they have an effective system for detecting and preventing money laundering. The Fed will require banks to establish sound know-your-customer policies and procedures which must be able to detect changes in activity of established customers and ensure that information on the general business of new customers is obtained.

Certainly regulations affecting the financial services industry will continue to change. In the past, the Company has demonstrated its ability to react to change. As part of the process of managing change, the Company has increased its emphasis on strategic planning and its role in the financial services industry. We believe the strength of the Company lies in its organizational structure of allowing all affiliate banks to manage their institutions according to their own marketplace demands. Providing the tools for the affiliates to do this should come from a consolidation of "behind-the-scenes" activities including accounting, data processing, and investments. In addition the Company is currently in the process of standardizing all of its products to improve operating efficiency and marketing efforts. During 1995, the Company completed much of the groundwork for this consolidation. All of the Company's affiliate banks have already been converted to the same data processing software for loans, deposits, and investments, and all of the Company's affiliate banks are now using the same processor for their credit card activities. Consolidating these functions, and removing the burden of the operations from the affiliate banks, permits our employees to further develop customer relationships. Developing these relationships will allow the Company to increase deposits and loans, while enhancing shareholder returns.

It has been several years since the Company was active in the merger and acquisitions arena, instead concentrating on upgrading the internal infrastructure of the Company. The Company is now poised to move forward in the marketplace and on November 6, 1995 the Company entered into an Agreement and Plan of Merger with Valley Financial Services, Inc. (VFS). Subject to required approvals by regulators and the shareholders of VFS, consummation of the merger is anticipated to occur during the second quarter of 1996. Based upon December 31, 1995 data, the Company's combined post-merger total assets will exceed $3.1 billion, total loans will exceed $1.7 billion and total deposits will exceed $2.3 billion. The proposed acquisition is a strategic move in the Company's goal to extend operations throughout northeastern and north central Indiana. Currently, the Company and VFS do not compete directly and have no overlap in location of offices.

The Company is very excited about this merger as the newly combined operations will span all of northeastern and north central Indiana and include three of the state's top five personal-income counties and three of the top six counties in population. Management of the Company believes that this expanded market area offers excellent opportunities for growth in the future in both assets and earnings. The proposed merger will also allow the Company to spread its recent investments in technology over a larger base.

There continues to be a niche in the market for a well-managed, conservative financial institution offering high quality products and services. The

Company excels in developing relationships with its customers which allows the Company to remain strong and independent. As our customer relationships expand, so will our ability to enhance shareholder value while maintaining our strong commitment to the communities we serve.



Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                      Page
                                                                      ----
Responsibilities for Financial Statements......................        39
Report of Ernst & Young LLP, Independent Auditors..............        40
Consolidated Balance Sheet as of December 31, 1995 and 1994....        41
Consolidated Statement of Income for the years ended
  December 31, 1995, 1994, and 1993............................        43
Consolidated Statement of Cash Flows for the years ended
  December 31, 1995, 1994, and 1993............................        45
Consolidated Statement of Changes in Shareholders' Equity for
  the years ended December 31, 1995, 1994, and 1993............        47
Notes to Consolidated Financial Statements.....................        48
Quarterly Financial Information (Unaudited)....................        74

Responsibilities for Financial Statements

The accompanying consolidated financial statements of Fort Wayne National Corporation and subsidiaries were prepared by the management which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principals and, as such, include amounts based on judgements of management.

The system of internal controls of Fort Wayne National Corporation and its subsidiaries is designed to safeguard the assets, and to assure that the books and records reflect the transactions of the companies and that its policies and procedures are followed. This system is augmented by a strong program of internal audit and the careful selection and training of qualified personnel.

Ernst & Young LLP, independent auditors, are engaged to audit the consolidated financial statements of Fort Wayne National Corporation and its subsidiaries and issue reports thereon. Their audit is conducted in accordance with generally accepted auditing standards which include an understanding of the Company's accounting and financial controls. They conduct such tests and related procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements.

The Board of Directors, through the Audit Committee of the Board, is responsible for assuring that management fulfills its responsibilities in the preparation of the financial statements and for engaging independent auditors, with whom the Committee reviews the scope of the audits conducted and the accounting principles applied in financial reporting. The Audit Committee meets separately and jointly with the independent auditors, representatives of management, and the internal auditors to review the activities of each and to ensure that each is properly discharging its responsibilities. To ensure complete independence, Ernst & Young LLP, periodically meets with the Audit Committee, without management representatives present, to discuss internal accounting control, auditing, and financial reporting matters.

Fort Wayne National Corporation

              Report of Ernst & Young LLP, Independent Auditors


Board of Directors
Fort Wayne National Corporation

We have audited the accompanying consolidated balance sheet of Fort Wayne National Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fort Wayne National Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for impaired loans effective January 1, 1995 and its method of accounting for certain investments in debt and equity securities effective January 1, 1994.

                                                /s/ Ernst & Young LLP




January 16, 1996

              FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                As of December 31
                                                 1995        1994
                                              ___________ ___________
                                                  (In thousands)
ASSETS
Cash and due from banks                      $  177,602   $  156,284
Federal funds sold and securities
  purchased under agreements to resell           27,150        1,900
Interest-bearing deposits with banks                200          200

Investment securities, at fair value            764,560      701,311

Loans                                         1,276,567    1,219,976
  Less:  Unearned income                         (3,173)      (2,758)
         Allowance for possible
           loan losses                          (20,047)     (21,795)
                                             __________   __________
                                  NET LOANS   1,253,347    1,195,423

Premises and equipment                           33,664       32,756
Other assets                                     39,584       48,087
                                             __________   __________
                               TOTAL ASSETS  $2,296,107   $2,135,961
                                             ==========   ==========

[FN]
See accompanying notes.

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                        $  284,003   $  259,451
  Interest-bearing                            1,483,527    1,372,891
                                             __________   __________
                            TOTAL DEPOSITS    1,767,530    1,632,342

Federal funds purchased and securities
  sold under agreements to repurchase           241,263      255,010
Notes payable - U.S. Treasury and
  other borrowings                               26,381       21,884
Dividends payable                                 2,743        2,529
Accrued liabilities                              16,852       16,547
Subordinated and other long-term notes            6,400        7,160
                                             __________   __________
                        TOTAL LIABILITIES     2,061,169    1,935,472

Deferred gain on sale of premises                 1,227        1,493

Shareholders' equity:
Preferred stock, without par value:
  Class A Voting - 1,000,000 shares
    authorized but unissued
  Class B Nonvoting - 1,000,000 shares
    authorized but unissued
Common stock, without par value:
  Authorized shares:  20,000,000
  Issued and outstanding shares -
    1995 - 11,428,717; 1994 - 11,493,968         19,048       19,157
Capital surplus                                  31,502       31,618
Retained earnings                               170,990      157,189
Unrealized gain (loss) on securities
  available-for-sale                             12,171       (8,968)
                                             __________   __________
                TOTAL SHAREHOLDERS' EQUITY      233,711      198,996
                                             __________   __________
                         TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY   $2,296,107   $2,135,961
                                             ==========   ==========

[FN]
See accompanying notes.

             FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME

                                      For The Years Ended December 31
                                      ______________________________
                                        1995       1994       1993
                                      ________    ________   ________
                                   (In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans:
  Taxable                             $112,241    $95,346    $88,536
  Tax-exempt                             1,363      1,192      1,247
Interest and dividends on
  investment securities:
    Taxable                             34,919     34,179     39,706
    Tax-exempt                          10,479     10,402     10,159
Interest on federal funds sold
  and securities purchased under
  agreements to resell                   1,322        431      1,127
Interest on deposits with banks              8         24         72
                                       _______    _______    _______
               TOTAL INTEREST INCOME   160,332    141,574    140,847

INTEREST EXPENSE
Interest on deposits                    65,414     52,165     54,398
Interest on federal funds
  purchased and securities sold
  under agreements to repurchase        13,346      8,922      6,303
Interest on notes payable -
  U.S. Treasury and other
  borrowings                             1,348        709        610
Interest on subordinated and
  other long-term notes                    868        963      1,071
                                       _______    _______    _______
              TOTAL INTEREST EXPENSE    80,976     62,759     62,382
                                       _______    _______    _______
                 NET INTEREST INCOME
                BEFORE PROVISION FOR
                POSSIBLE LOAN LOSSES    79,356     78,815     78,465
Provision for possible
  loan losses                            2,445      2,623      6,060
                                       _______    _______    _______
           NET INTEREST INCOME AFTER
              PROVISION FOR POSSIBLE
                         LOAN LOSSES    76,911     76,192     72,405


NONINTEREST INCOME
Fiduciary fees                           9,749      8,950      8,060
Service charges on deposit
  accounts                               4,705      4,561      3,674
Other service charges                    2,880      3,943      3,483
Net securities gains                        87          5        402
Other income                             2,178      1,652      3,243
                                       _______    _______    _______
            TOTAL NONINTEREST INCOME    19,599     19,111     18,862

NONINTEREST EXPENSE
Salaries and wages                      25,231     23,829     23,576
Employee benefits                        6,006      5,969      5,302
Net occupancy expense                    5,032      4,952      4,281
Equipment expense                        4,213      3,882      3,818
FDIC assessment                          1,939      3,649      3,617
Other expense                           16,656     15,156     16,031
                                       _______    _______    _______
           TOTAL NONINTEREST EXPENSE    59,077     57,437     56,625
                                       _______    _______    _______
          INCOME BEFORE INCOME TAXES    37,433     37,866     34,642
Applicable income taxes                 10,726     11,654     10,509
                                       _______    _______    _______
                          NET INCOME   $26,707    $26,212    $24,133
                                       =======    =======    =======
Net income per share                   $  2.33    $  2.28    $  2.11
                                       =======    =======    =======

[FN]
See accompanying notes.

             FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                      For the Years Ended December 31
                                         1995       1994      1993
                                       ________  ________  ________
                                              (In thousands)
OPERATING ACTIVITIES
Net income                             $ 26,707  $ 26,212  $ 24,133
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Provision for possible
      loan losses                         2,445     2,623     6,060
    Net accretion and amortization
      of investment securities              210       411     1,692
    Net accretion and amortization
      of loans                              (26)       (4)      (42)
    Provision for depreciation and
      amortization of premises and
      equipment                           3,522     3,394     3,134
    Deferred income taxes                 1,433      (305)   (1,986)
    Amortization of deferred gain
      on sale of premises                  (266)     (266)     (265)
    Gain on sale of investment
      securities                            (90)     (132)     (412)
    Loss on sale of investment
      securities                              3       127        10
    Loans originated for resale         (12,341)  (13,266)  (85,628)
    Unrealized (gain)loss on loans
      held for sale                         (31)       31        --
    Proceeds from sales of loans         11,732    29,985    82,923
    Net (gain) loss on sale of loans       (101)      379    (1,079)
    Net (gain) loss on sale of
      premises and equipment                 21        10      (101)
    (Increase)decrease in other
      assets                             (7,334)   (4,080)    4,934
    Increase (decrease) in other
      liabilities                           305      (103)   (1,914)
                                       ________  ________  ________
        NET CASH PROVIDED BY OPERATING
                            ACTIVITIES   26,189    45,016    31,459

INVESTING ACTIVITIES
Net (increase) decrease in
  federal funds sold and
  securities purchased under
  agreements to resell                  (25,250)   (1,900)   10,300
Net decrease in interest-bearing
  deposits with banks                        --       400     2,500

Proceeds from sales of investment
  securities                              6,650     7,547       602
Proceeds from maturities of
  investment securities                 172,275   291,278   278,338
Purchases of investment securities     (206,754) (245,245) (294,937)
Net increase in loans                   (59,602)  (96,234)  (48,471)
Proceeds from disposals of premises
  and equipment                              32        52       111
Purchase of premises and equipment       (4,483)   (3,737)   (4,245)
                                       ________  ________  ________
            NET CASH USED IN INVESTING
                            ACTIVITIES (117,132)  (47,839)  (55,802)

FINANCING ACTIVITIES
Net increase in deposits                135,188    19,482     1,391
Net increase (decrease)in
 short-term borrowings                   (9,250)   15,105    47,017
Principal payment on long-term debt        (760)     (760)   (1,385)
Cash dividends paid                     (10,544)   (9,790)   (9,141)
Proceeds from exercise of stock
  options                                   453       624       540
Repurchase of common stock               (2,826)       --        --
                                       ________  ________  ________
        NET CASH PROVIDED BY FINANCING
                            ACTIVITIES  112,261    24,661    38,422
                                       ________  ________  ________
                  INCREASE IN CASH AND
                      CASH EQUIVALENTS   21,318    21,838    14,079

Cash and cash equivalents at
  beginning of period                   156,284   134,446   120,367
                                       ________  ________  ________
             CASH AND CASH EQUIVALENTS
                      AT END OF PERIOD $177,602  $156,284  $134,446
                                       ========  ========  ========

Supplemental disclosures of
  cash flow information:
    Interest paid                      $ 79,878  $ 62,982  $ 64,080
                                       ========  ========  ========
    Income taxes paid                  $  9,764  $ 11,423  $ 11,700
                                       ========  ========  ========

[FN]
See accompanying notes.

             FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

 For The Years Ended December 31, 1993, 1994, and 1995
 (Dollars in thousands, except per share data)
                                                         Net
                                                      Unrealized
                                                      Gain (Loss)
                                                          On      Total
                                                      Securities  Share-
                             Common  Capital Retained Available-  holders'
                             Stock   Surplus Earnings For-Sale    Equity
                             _______ _______ ________ __________ ________
Balance at January 1, 1993   $19,015 $30,596 $126,098    $    -- $175,709
Net Income                        --      --   24,133         --   24,133
Issuance of 47,317 shares
 of common stock                  78     462       --         --      540
Cash dividends -
 $.81 per share                   --      --   (9,302)        --   (9,302)
                             _______ _______ ________ __________ ________
Balance at December 31, 1993  19,093  31,058  140,929         --  191,080
Net Income                        --      --   26,212         --   26,212
Cumulative effect of
 accounting change                --      --       --     16,175   16,175
Issuance of 37,904 shares
 of common stock                  64     560       --         --      624
Cash dividends -
 $.87 per share                   --      --   (9,952)        --   (9,952)
Net unrealized loss
 on securities
 available-for-sale               --      --      --     (25,143) (25,143)
                             _______ _______ ________ __________ ________
Balance at December 31, 1994  19,157  31,618  157,189     (8,968) 198,996
Net Income                        --      --   26,707         --   26,707
Issuance of 39,749 shares
 of common stock                  66     387       --         --      453
Repurchase of 105,000 shares
 of common stock                (175)   (503)  (2,148)        --   (2,826)
Cash dividends -
 $.94 per share                   --      --  (10,758)        --  (10,758)
Net unrealized gain
 on securities
 available-for-sale               --      --       --     21,139   21,139
                             _______ _______ ________ __________ ________
Balance at December 31, 1995 $19,048 $31,502 $170,990    $12,171 $233,711
                             ======= ======= ======== ========== ========

[FN]
See accompanying notes.

           Fort Wayne National Corporation and Subsidiaries

               Notes to Consolidated Financial Statements

                            December 31, 1995

1. Significant Accounting Policies

The accounting principles followed by the Company and the methods of applying those principles conform with generally accepted accounting principles and with general practice within the banking industry. The principles which materially affect the determination of financial position, results of operations, or cash flows are summarized below.


Organization

Fort Wayne National Corporation (the Company) and its subsidiaries engage in a wide range of commercial and personal banking and trust activities primarily in northeast Indiana.


Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, The Auburn State Bank (Auburn), Churubusco State Bank (Churubusco), First National Bank of Huntington (Huntington), First National Bank of Warsaw (Warsaw), Fort Wayne National Bank (FWNB), Fort Wayne National Life Insurance Company, Inc. (FWNLIC), and Old-First National Bank in Bluffton (Old-First). All significant intercompany accounts and transactions have been eliminated.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


Cash Flow Information

For purposes of the statement of cash flows, the Company considers cash and due from banks as cash and cash equivalents.


Investment Securities

Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Statement 115, "Accounting for Certain Investments in Debt and Equity

Securities." Under Statement 115, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and are carried at fair value, as determined by the closing sales prices in an active market. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings.

Under the method previously applied, the Company presented most debt securities at amortized cost. Securities held-for-sale were reported at the lower of cost or market (LOCOM) and aggregate unrealized losses were reported in earnings. Securities classified as trading were carried at fair value and unrealized holding gains and losses were reported in earnings.

Application of the new rules resulted in an increase of $16,175,000 to shareholders' equity on January 1, 1994, representing the recognition in shareholders' equity of unrealized appreciation, net of taxes, for the Company's investment in debt and equity securities determined to be available-for-sale, previously carried at amortized cost or LOCOM.

Gains or losses on the disposition of available-for-sale securities, representing the difference between the selling price and the amortized cost of the specific security, are recorded as realized and are disclosed separately in the statement of income.


Loans

Interest on commercial, installment, and real estate mortgage loans is accrued on a daily basis based on the principal outstanding. Discounts on installment and commercial loans are amortized and included in interest income using the interest method.

Generally, a loan (including a loan impaired under Financial Accounting Standards Board Statement 114,"Accounting by Creditors for Impairment of a Loan") is classified as nonaccrual and the accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed, and interest accrued in the prior year is charged to the allowance for possible loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal and accrued interest, and the loan is in the process of collection.

Allowance for Possible Loan Losses

The allowance for possible loan losses is established through a provision for possible loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for possible loan losses, and subsequent recoveries, if any, are credited to the allowance.

Beginning in 1995, the Company adopted Statement 114. Under the new standard, the 1995 allowance for possible loan losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for possible loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The effect of adopting this Statement was not material.

The allowance for possible loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.


Premises and Equipment

Premises and equipment are stated at cost less allowances for depreciation and amortization. Provisions for depreciation are computed primarily by the straight-line method based upon the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the terms of the underlying leases.


Intangible Assets

Goodwill of $2,061,000 and $2,293,000 at December 31, 1995 and 1994,
respectively is amortized using the straight-line method over 15 years. The carrying value of goodwill is reviewed regularly for indicators of impairment of value.


Loan Origination Fees and Costs

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as a net adjustment to the related loan's yield. The Company is generally amortizing these amounts over the contractual life of such loans. Commitment fees based on a percentage of a customer's unused line of credit and fees related to standby letters of credit are recognized over the commitment period.


Income Taxes

The Company uses the liability method for recording income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company and its subsidiaries file a consolidated federal income tax return. Each subsidiary provides for income taxes on a separate return basis.


Interest Rate Futures and Options

The Company uses exchange traded interest rate futures and option contracts as part of its overall interest rate risk management strategy. Gains and losses on futures contracts used to hedge identified positions are deferred and amortized over the remaining lives of the hedged assets or liabilities as an adjustment to interest income or expense. Gains and losses (both realized and unrealized) on futures and option contracts used to hedge trading activities are included in interest and dividends on investment securities. Futures and option contracts used to hedge trading activities are carried at market value and included in other assets. Any deferred realized or unrealized gains or losses of the interest rate futures or options are immediately recognized in the statement of income if the specified criteria of a hedged position is not met, a derivative designed as a hedge or matched to designated items is terminated, the designated item matures or is liquidated, or if the anticipated transaction is no longer likely to occur.


Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and, accordingly, recognizes no compensation for the stock option grants.


2. Pending Acquisition

On November 6, 1995 the Company entered into an Agreement and Plan of Merger with Valley Financial Services, Inc. (VFS). The terms of the agreement provide that the Company will exchange approximately $53 million in cash, $20 million in common stock and $37 million in preferred stock for all outstanding Valley Financial Services, Inc. common and preferred stock.

The acquisition is expected to be accounted for under the purchase method of accounting. Subject to required approvals by regulators and the shareholders of VFS, consummation of the merger is anticipated to occur during the second quarter of 1996.

Total assets of Valley Financial Services, Inc. as of December 31, 1995 were approximately $818,618,000.

3. Restrictions on Cash and Due From Bank Accounts

The Company's subsidiary banks are required by the Federal Reserve Bank to maintain average reserve balances. The amount of those required reserve balances as of December 31, 1995 was approximately $20,975,000.


4. Investment Securities

A summary of available-for-sale investment securities is as follows:

                                         Gross        Gross
                            Amortized  Unrealized  Unrealized      Fair
                               Cost      Gains        Losses       Value
                            ---------  ----------  -----------  ----------
                                           (In thousands)
December 31, 1995:
 U.S. Government
   and federal agencies      $476,848     $ 8,447    $  1,247    $484,048
States and political
   subdivisions               187,772      10,613         206     198,179
 Corporate securities          48,873       1,857          11      50,719
 Other                          9,344       1,019           8      10,355
                             --------     -------    --------    --------

                    Total    $722,837     $21,936    $  1,472    $743,301
                             ========     =======    ========    ========


December 31, 1994:
 U.S. Government
   and federal agencies       $480,167   $    632     $ 14,761    $466,038
 States and political
   subdivisions                178,599      3,530        4,709     177,420
 Corporate securities           50,078        533          678      49,933
 Other                           7,546        580          206       7,920
                              --------    -------     --------    --------

                    Total     $716,390    $ 5,275     $ 20,354    $701,311
                              ========    =======     ========    ========

The amortized cost and fair value of available-for-sale investment securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Amortized       Fair
                                                    Cost         Value
                                                 ----------    ---------
                                                      (In thousands)
  Due in one year or less                          $121,293     $121,543
  Due after one year through five years             426,793      437,926
  Due after five years through ten years             99,940      104,718
  Due after ten years                                65,572       68,863
                                                  ---------    ---------
                           Total Debt Securities    713,598      733,050
  Investments in equity securities                    9,239       10,251
                                                  ---------    ---------
                                          Total    $722,837     $743,301
                                                  =========    =========

Investment securities with a carrying value of approximately $420,758,000 and $358,474,000 at December 31, 1995 and 1994, respectively, were pledged as collateral for public and trust deposits, securities sold under agreements to repurchase, and for other purposes as required by law or contract.


The fair value of U. S. Treasury obligations held for trading purposes at December 31, 1995 and 1994 was $21,364,000 and $334,000, respectively. The change in net unrealized holding gains on trading securities for the year ended December 31, 1995 was $715,000. Realized gains on trading activities were $255,000, $3,000 and zero in 1995, 1994 and 1993, respectively.

5. Loans

Loans by classification as of December 31 are as follows:

                                                  1995          1994
                                                ----------   ----------
                                                     (In thousands)
  Commercial                                    $  453,208  $   408,706
  Real estate - construction                        31,312       23,686
  Real estate - mortgage                           590,599      575,648
  Installment                                      192,307      204,707
  Financing leases                                   9,141        7,229
                                                ----------   ----------
                                Gross Loans     $1,276,567   $1,219,976
                                                ==========   ==========

At December 31, 1995, the recorded investment in loans that are considered to be impaired under Statement 114 was $19,749,000, for which the related allowance for possible loan losses is $5,450,000. The average investment in impaired loans during the year ended December 31, 1995 was approximately $21,160,000. For the year ended December 31, 1995, the Company recognized interest income on those impaired loans of $1,141,000.

At December 31, 1994, the Company had nonaccrual loans of $11,282,000
(all of which would have been considered impaired under Statement 114) and restructured loans of $8,750,000. Gross interest income of $1,218,000, and $1,513,000 would have been recorded in 1994 and 1993, respectively, for nonaccrual and restructured loans, assuming these loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest actually recorded in 1994 and 1993 was $442,000, and $155,000, respectively.

Certain directors and executive officers of the Company and its significant subsidiaries, their families, and certain entities in which they have an ownership interest were customers of the Company's subsidiary banks. Loans with these parties were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amounts of these loans were $9,820,000 and $7,878,000 at December 31, 1995 and 1994, respectively.
During 1995, $8,256,000 of new loans were made and repayments and loan reductions totaled $6,314,000.

The fair value of loans consisted of the following at December 31:

                                                  1995          1994
                                               ----------   ----------
                                                    (In thousands)
  Commercial                                   $  451,135   $  405,862
  Real estate - construction                       32,267       26,415
  Real estate - mortgage                          665,045      559,555
  Installment                                     189,742      195,970
  Financing leases                                  8,765        6,496
                                               ----------   ----------
                                Gross Loans     1,346,954    1,194,298
  Unearned income                                  (3,173)      (2,758)
                                               ----------   ----------
                                  Net Loans    $1,343,781   $1,191,540
                                               ==========   ==========

6. Allowance for Possible Loan Losses

Changes in the allowance for possible loan losses for the years ended December 31 are as follows:

                                         1995       1994       1993
                                        -------    -------    -------
                                               (In thousands)
  Balance at beginning of year          $21,795    $21,876    $16,682
  Add (deduct):
   Provisions                             2,445      2,623      6,060
   Recoveries                               763      1,284      1,593
   Loan charge-offs                      (4,956)    (3,988)    (2,459)
                                        -------    -------    -------
            Balance At End Of Year      $20,047    $21,795    $21,876
                                        =======    =======    =======

7. Premises and Equipment and Lease Agreements

Premises and equipment at December 31 consist of the following:

                                                     1995       1994
                                                    -------    -------
                                                      (In thousands)
  Land                                              $ 3,881    $ 3,831
  Buildings                                          21,717     21,407
  Equipment                                          31,676     29,117
  Leasehold improvements                              8,688      8,015
                                                    -------    -------
                                      Total Cost     65,962     62,370
  Allowances for depreciation
    and amortization                                (32,298)   (29,614)
                                                    -------    -------
                       Net Premises And Equipment   $33,664    $32,756
                                                    =======    =======

Total rental expense (principally buildings and equipment), net of sublease income of $813,000 in 1995, $621,000 in 1994 and $621,000 in 1993 amounted to
$1,467,000, $1,817,000, and $1,387,000 in 1995, 1994 and 1993, respectively.

Future minimum rental commitments under noncancelable operating leases as of December 31, 1995, net of future sublease rentals of approximately 26% of the total in each period, are as follows (in thousands):

               1996                                             $1,807
               1997                                              1,809
               1998                                              1,800
               1999                                              1,809
               2000                                              1,704
               thereafter                                        8,035

The Company's lease agreements on its main office facility have lease terms through March 2008 with options to extend the lease term through 2069 and to purchase the property beginning in 1997 at its then fair market value. The lease agreements also provide for rent escalations based upon the Company's share of any increases in the operating expenses of the building.

Details of net occupancy expense for the years ended December 31 are as follows:

                                                  1995      1994      1993
                                                 ------    ------    ------
                                                       (In thousands)
Gross occupancy expense                          $6,100    $5,834    $5,399
Rental income                                    (1,068)     (882)   (1,118)
                                                 ------    ------    ------
                        Net Occupancy Expense    $5,032    $4,952    $4,281
                                                 ======    ======    ======

8. Deposits

Time certificates of deposit of $100,000 or more amounted to $196,889,000 at December 31, 1995 and $168,354,000 at December 31, 1994.


9.  Income Taxes

Deferred tax assets and liabilities at December 31 are comprised of the following:

                                                  1995         1994
                                                -------      -------
                                                    (In thousands)
Deferred tax assets:
  Allowance for possible loan losses            $ 8,124      $ 8,833
  Net unrealized loss on securities
    available-for-sale                               --        6,110
  Deferred gain on sale of premises                 483          588
  Accrued pension liability                         416          609
  Other                                           1,762        1,405
                                                -------      -------
                  Total Deferred Tax Assets      10,785       17,545

Deferred tax liabilities:
  Net unrealized gain on securities
    available-for-sale                            8,293           --
  Tax over book depreciation                      1,213        1,108
  Direct financing leases                         1,037          398
  Accreted discount on bonds                        518          463
  Other                                             549          565
                                                -------      -------
             Total Deferred Tax Liabilities      11,610        2,534
                                                -------      -------
      Net Deferred Tax Assets (Liabilities)     $  (825)     $15,011
                                                =======      =======

The components of income tax expense (credit) for the years ended December 31 are as follows:

                                              1995      1994       1993
                                            -------    -------    -------
                                                   (In thousands)
Current:
  Federal                                   $ 6,534    $ 8,751    $ 9,128
  State                                       2,759      3,208      3,367
                                            -------    -------    -------
                     Total Current Taxes      9,293     11,959     12,495

Deferred:
  Federal                                     1,132      (241)      (635)
  State                                         301       (64)    (1,351)
                                            -------    -------    -------
                    Total Deferred Taxes      1,433       (305)    (1,986)
                                            -------    -------    -------
                       Total Tax Expense    $10,726    $11,654    $10,509
                                            =======    =======    =======

Included in income tax expense are applicable income taxes of $35,000, $2,000, and $163,000 relating to investment securities gains for 1995, 1994, and 1993, respectively.

A reconciliation of income taxes computed at the statutory federal income tax rate (35%) to income tax expense is as follows:

                                              1995      1994        1993
                                            -------    -------     -------
                                                    (In thousands)
  Federal income tax                        $13,101     $13,253     $12,125

  Add (deduct) tax effects of:
   Tax-exempt income                         (4,145)     (4,056)     (3,992)
   State income tax,
     net of federal tax benefit               1,989       2,043       1,310
   Other - net                                 (219)        414       1,066
                                            -------     -------     -------
                                   Total    $10,726     $11,654     $10,509
                                            =======     =======     =======

Deferred income taxes result from temporary differences in the recognition of certain items of income and expense for financial reporting and income tax purposes. The tax effects of these differences for the years ended
December 31 are as follows:

                                               1995       1994       1993
                                             -------     -------    -------
                                                     (In thousands)
  Provision for possible loan losses         $   709     $   29     $(2,136)
  Other - net                                    724       (334)        150
                                             -------     -------     -------
                                  Total      $ 1,433     $ (305)    $(1,986)
                                             =======     =======     =======

10.  Subordinated and Other Long-Term Notes

Subordinated and other long-term notes at December 31 consist of the following:

                                                              1995      1994
                                                    ------    ------
                                                     (In thousands)
  12.95% Series A Notes                             $6,400    $6,600
  12.25% Series B Subordinated Notes                    --       560
                                                    ------    ------
                                           Total    $6,400    $7,160
                                                    ======    ======

Principal maturities of long-term notes for the next five years are as follows (in thousands):

              1996                                            $  400
              1997                                               400
              1998                                               400
              1999                                               400
              2000                                               400
              thereafter                                      $4,400

The holders of the Series A Notes have the right to declare the entire principal amount outstanding to be due and payable in the event that:
l) a person or group of affiliated persons acquires beneficial ownership of 40% or more of the voting securities of the Company; or 2) the Company is in noncompliance with any of its covenants.

The Series A note agreement contains a number of covenants requiring the Company to meet stipulated capital adequacy, indebtedness, and earnings to fixed charges ratios, and contains restrictions with respect to funded debt, leases, mergers, disposition of assets, and payment of dividends. At December 31, 1995, the Company was in compliance with all debt covenants and restrictions.

11. Per Share Data

Net income per share data is based on weighted average number of shares outstanding of 11,449,277; 11,480,372; and 11,432,624 in 1995, 1994, and
1993, respectively. All share and per share data have been adjusted to reflect the 3-for-2 stock split effected May 21, 1994. Assumed exercise of stock options would have no material effect on net income per share.


12. Restrictions on Dividends, Loans, or Advances

The payment of dividends by the Company to its shareholders is restricted by provisions contained in the Series A note agreement described in Note 10. Based upon the restrictions in the agreement, the Company could have declared additional dividends of $8,016,000 to its shareholders in 1995.

Payments of dividends and extensions of credit by the Company's subsidiary banks to the Company are subject to certain restrictions under banking laws. The Company's subsidiary banks could have declared additional dividends of approximately $21,627,000 to the Company in 1995 without obtaining regulatory approval.

The Federal Reserve Act limits the extensions of credit from a subsidiary bank to any affiliate to 10% and to all affiliates to 20% of a subsidiary bank's capital and surplus (net assets) as defined.


13.  Stock Incentive Plans

The Company maintains two stock incentive plans under which incentive and nonqualified stock options may be or have been granted to employees. Under these plans, options may be granted for periods of up to ten years and are generally exercisable one year after the date of grant. The option price is equal to 100% of the fair value of the shares at the date of grant. In addition, stock appreciation rights may be granted in tandem with options. All options vest annually on the anniversary date of the grant at the rate of 25% of the number of options granted.

The company currently follows the provisions of APB 25 which requires compensation expense for the Company's options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the company has not recognized compensation expense for its options granted in 1993, 1994, or 1995.

A summary of the Company's stock option activity, and related information, for the years ended December 31 is as follows:

                           1995                1994                1993
                    ------------------  ------------------  ------------------
                             Weighted            Weighted            Weighted
                             -Average            -Average            -Average
                             Exercise            Exercise            Exercise
                    Options    Price    Options    Price    Options    Price
                   --------- --------  --------- --------  --------- --------
Outstanding -
  beginning of
  year               448,741   $24.57    384,912   $22.76    257,220   $17.03
Options granted      103,100   $26.66    120,900   $27.58    189,745   $27.75
Options
  exercised          (55,199)  $15.97    (42,746)  $16.37    (58,304)  $13.99
Options
  forfeited             (875)  $27.68    (14,325)  $25.71     (3,749)  $18.54
                   ---------           ---------           ---------
Outstanding -
  End Of Year        495,767   $25.96    448,741   $24.57    384,912   $22.76
                   =========           =========           =========
Exercisable At
  End Of Year        181,057   $25.10    150,470   $20.28    102,617   $17.54
                   =========           =========           =========
Weighted Average
  Fair Value Of
  Options Granted
  During The Year             $26.66              $27.58              $27.75
                              ======              ======              ======

Exercise prices for options outstanding at December 31, 1995 range from $19.75 to $27.75. During 1995, 1994, and 1993, employees surrendered 17,460; 8,023;
and 10,987 shares, respectively, for payment to the Company for the stock options exercised.

The Company also maintains a Nonemployee Director Stock Incentive Plan (Director Plan), approved by the Company's shareholders on April 25,1994, which calls for a formula-based grant of stock to active nonemployee members of the Company's Board of Directors.

The Director Plan calls for the award of a number of shares of the Company's common stock which have an aggregate fair market value as of the date of the award equal to 100% of the Nonemployee Director's annualized retainer fee then in effect, exclusive of committee or other like fees.

There is no specific limit on the overall number of shares of the Company's common stock which might be issued under the Director Plan. Practical limits are imposed, however, by the number of Nonemployee Directors and the level of the annualized retainer fee. In no event may shares in excess of 1% of the outstanding Common Stock of the Company at the beginning of any calendar year be issued under the Director Plan in that year.

During 1995 and 1994, there were 2,010 and 3,400 shares of the Company's Common Stock issued under the Director Plan, respectively.


14. Employee Benefit Plans

The Company has a non-contributory trusteed defined benefit plan covering substantially all of its full-time employees who are at least 21 years of age and have completed one year of continuous service. It is the Company's policy to fund, at a minimum, pension contributions as required by the Employee Retirement Income Security Act. Benefits are based on years of service and the employee's highest average of monthly earnings during any five consecutive years of credited service.

The following table sets forth the funded status and amount recognized for the Company's defined benefit pension plan in the consolidated balance sheet at December 31 (in thousands):

                                                         1995        1994
                                                       --------    --------
 Actuarial present value of accumulated benefit
   obligations, including vested benefits of
   $15,974 in 1995 and $12,309 in 1994                 $ 17,481    $ 13,630
                                                       ========    ========

 Actuarial present value of projected
  benefit obligation for services rendered
  to date                                              $(22,818)   $(17,491)

 Plan assets at fair value, primarily investments
  in bond and equity funds in 1995 and listed
  stocks and U.S. bonds in 1994                          26,258      20,846
                                                       --------    --------
 Plan assets in excess of projected
  benefit obligation                                      3,440       3,355
 Unrecognized prior service cost                             17          18
 Unrecognized net gain                                   (4,231)     (4,370)
 Unrecognized net asset, net of amortization               (253)       (507)
                                                       --------    --------
                          Accrued Pension Liability    $ (1,027)   $ (1,504)
                                                       ========    ========

At December 31, 1995 and 1994, plan assets include common stock of the Company with a fair value of $2,520,000 and $2,629,000, respectively, and investments in the FWNB Temporary Certificate of Deposit Fund of $851,000 and $1,064,000, respectively. At December 31, 1995, plan assets also included investments in common trust funds administered by FWNB with a fair value of $22,887,000.

Net pension cost of the Company's defined benefit pension plan included the following components:

                                                 1995       1994       1993
                                               -------    -------    -------
                                                       (In thousands)
  Service cost benefits earned
    during the period                          $   987    $ 1,076    $ 1,002
  Interest cost on projected
    benefit obligation                           1,455      1,345      1,224
  Actual return on plan assets                  (5,229)      (641)    (1,067)
  Net amortization and deferral                  3,083     (1,305)      (859)
                                               -------    -------    -------
                        Net Pension Expense    $   296    $   475    $   300
                                               =======    =======    =======

Assumptions used in determining the projected benefit obligations and net periodic pension expense were:

                                                  1995     1994     1993
                                                 ------   ------   ------
  Discount rate                                   7.25%    8.50%    7.50%
  Rate of increase in future
     compensation levels                          5.50%    5.50%    5.50%
  Expected long-term rate of return
     on plan assets                               8.00%    8.00%    8.00%

The Company also sponsors an unfunded Benefits Restoration Plan, which is a nonqualified plan that provides certain employees, as designated by the Company's Board of Directors, defined pension benefits in excess of limits imposed by federal tax law.

The following table sets forth the amount recognized for the Company's unfunded Benefits Restoration Plan in the consolidated balance sheet at December 31 (in thousands):

                                                         1995         1994
                                                       -------      -------
 Actuarial present value of accumulated benefit
   obligations, including vested benefits of
   $1,268 in 1995 and $863 in 1994                     $ 1,346      $   898
                                                       =======      =======
 Actuarial present value of projected
  benefit obligation for services rendered
  to date                                              $(1,496)     $(1,116)
 Unrecognized prior service cost                            79          119
 Unrecognized net loss                                     287           80
 Unrecognized net obligation                               274          411
                                                       -------      -------
        Accrued Benefits Restoration Plan Liability    $  (865)     $  (506)
                                                       =======      =======

Net cost of the Company's unfunded Benefits Restoration Plan included the following components:

                                                 1995       1994       1993
                                                ------     ------     ------
                                                      (In thousands)
  Service cost benefits earned
    during the period                           $   49     $   37     $     9
  Interest cost on projected
    benefit obligation                             102         79          49
  Net amortization and deferral                    199        194         137
                                                ------     ------     -------
      Net Benefits Restoration Plan Expense     $  350     $  310     $   195
                                                ======     =======    =======

Assumptions used in determining the projected benefit obligations and net periodic expense were:

                                                  1995     1994     1993
                                                 ------   ------   ------
  Discount rate                                   7.25%    8.50%    7.50%
  Rate of increase in future
     compensation levels                          6.00%    6.00%    6.00%
  Expected long-term rate of return
     on plan assets                               8.00%    8.00%    8.00%

The Company has an employees' saving and profit sharing plan for all full-time employees who have completed one year of continuous service. The

Company's contribution to this plan has certain restrictions based on the amount of capital accounts and earnings (as defined by the Plan) and on the aggregate basic annual compensation of participating employees. The amount expensed for this plan amounted to $1,906,000, $1,825,000, and $1,762,000 in 1995, 1994, and 1993, respectively.

15. Concentration of Credit Risk and Loan Commitments

In the normal course of business, the Company's subsidiary banks originate loans to customers and enter into various commitments and contingent liabilities to extend credit which are not reflected in the consolidated financial statements. These customers are located primarily in northeast Indiana. The northeast Indiana area has a broad economic base and the loan portfolio is diversified with no industry or service sector comprising greater than 10% of total loans outstanding. Collateral (e.g., securities, receivables, inventory, equipment, and real estate) is obtained based on management's credit assessment of the customer.

Loan commitments are made to accommodate the financial needs of the customers of the Company's subsidiary banks. Standby letters of credit commit the Company's subsidiary banks to make payments on behalf of customers when certain specified future events occur and are primarily issued to support commercial paper, and medium and long-term notes and debentures, including industrial revenue obligations. Commercial letters of credit are issued to facilitate customer trade transactions. These various arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the normal credit policies of the Company's subsidiary banks.

Loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding amounted to $415,775,000 and $49,112,000, respectively, at December 31, 1995. Commitments under commercial letters of credit were $2,393,000 and $1,008,000 at December 31, 1995 and 1994,
respectively.


16. Interest Rate Futures and Options

The Company uses exchange traded financial futures and option contracts as a part of its overall interest rate risk management. Financial futures represent a standardized commitment to receive or pay interest calculated based on the notional amount of the underlying contract. Call options give the Company the right, but not the obligation, to buy a specified instrument at a specified price. Put options give the Company the right to sell a specified instrument at the strike or exercise price specified by the contract.

The Company's objective in managing interest rate risk is to maintain a balanced mix of assets and liabilities. However, the extent of rate sensitivity can vary within financial reporting periods depending on both current business conditions and the amount of assets and liabilities subject to repricing. Management's asset/liability management strategy is intended to limit the impact of changes in interest rates on net interest income. The Company uses financial futures and options to limit the exposure from repricing and maturity of various financial obligations by hedging.

Hedges are undertaken to adjust for differences in the maturities of specific assets and liabilities. Maturity differences create exposure to changes in interest rates in net interest income. The Company employs two different strategies using futures and option contracts to manage this exposure.

Eurodollar futures contracts are used by the Company to hedge interest rate exposure on specific short term liabilities. Each contract represents an obligation to pay changes in the interest expense on a notional $1,000,000 three month Eurodollar time deposit. The Company's futures exposure increases in the event that interest rates decrease, and at present is limited to approximately $12,500 per contract. This maximum exposure represents the change in interest expense on a three month $1,000,000 time deposit which would result if interest rates dropped from current levels of 5% to zero. At year end the Company had 653 Eurodollar contracts outstanding with a maximum possible exposure of $8.2 million.

Deferred gains totaling $51,000 at December 31, 1995, resulting from Eurodollar futures contracts, are included in interest-bearing liabilities and will be amortized as a reduction of interest expense on the Company's short-term obligations over various periods up to two years.

A reconciliation of the gross contract amounts of Eurodollar futures contracts and the effect on net interest income recorded for the years ended December 31 are as follows:

                                         1995       1994        1993
                                      ---------   ---------   ----------
                                           (Dollars in thousands)
Contracts at beginning of year              458         439          319
New Contracts                               909         780        1,414
Closed Contracts                           (714)       (761)      (1,294)
                                      ---------   ---------   -----------
          Contracts At End Of Year          653         458          439
                                      =========   =========   ===========
            Increase (Decrease) To
               Net Interest Income    $    (152)  $     281   $      (796)
                                      =========   =========   ===========

Beginning September, 1995, U.S. Treasury note and bond futures and option contracts have been used to hedge against price changes of specific U.S. Treasury securities held in the Company's trading accounts. These futures contracts and options have a face value of $100,000. The futures represent a contractual obligation to buy a U.S. Treasury Security, while options represent the right but not the obligation to buy (calls) or sell (puts) a U.S. Treasury futures contract. At year end, the Company had a total of 455

U.S. Treasury futures and option contracts outstanding. If all of these were exercised after offsetting purchases and sales, the total net obligation would be to sell $22.5 million of U.S. Treasury securities. The securities owned by the Company which were being hedged had a market value of $21.8 million at year end.

A reconciliation of the gross contract amounts of U. S. Treasury note and bond futures and option contracts for the year ended December 31, 1995 is as follows:

                                                Futures        Option
                                               Contracts      Contracts
                                               ---------      ---------
Contracts at beginning of year                        --             --
New contracts                                        338            588
Closed contracts                                    (203)          (268)
                                               ---------      ---------
          Contracts At End Of Year                   135            320
                                               =========      =========

Net losses from trading these financial futures and option contracts totaled $807,000 for the year ended December 31, 1995 and the U.S. Securities hedged by these financial futures and options had recognized gains of $971,000 in 1995. The average fair value of exchange traded futures and options used to hedge the Company's trading activities was an unrealized loss of $115,000 for the year ended December 31, 1995. The aggregate fair value of these futures and option contracts was an unrealized loss of $310,000 at December 31, 1995.

17. Impact of Recently Adopted Accounting Standards

The Company will adopt Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective January 1, 1996. Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Based on current circumstances, the Company does not believe the effect of adoption will be material.

The Company will adopt Statement 122, "Accounting for Mortgage Servicing Rights - An Amendment to Statement No. 65" effective January 1, 1996. As a result of applying the new rules, the Company will be required to recognize as separate assets rights to service mortgage loans for others. Statement 122 requires a mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The Company does not expect the adoption of this statements to have a material impact on the Company's financial position or results of operations.

18.  Fair Values of Financial Instruments

Statement No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and short-term investments: The carrying amounts reported in the balance sheet for cash and short-term investments approximate those assets' fair values.

Investment securities (including mortgage-backed securities): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Trading account assets: Fair values for the Company's trading account assets are based on quoted market prices.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

Deposit Liabilities: The fair values disclosed for demand deposits, including interest-bearing and noninterest-bearing accounts, savings deposits, and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts) Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

Long-term borrowings: The fair values of the Company's long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet instruments: Fair values of the Company's off-balance-sheet instruments (futures, guarantees, and loan commitments), excluding instruments in the trading portfolio which are carried at fair value, are based on quoted market prices (futures) or fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing (guarantees, loan commitments).

The estimated fair values of the Company's financial instruments at December 31 are as follows (in thousands):

                                     1995                      1994
                            ----------------------    ----------------------
                              Carrying     Fair        Carrying      Fair
                               Amount      Value         Amount      Value
                            ----------  ----------    ----------  ----------
Financial Assets:
Cash and due
 from banks                 $  177,602  $  177,602    $  156,284  $  156,284
Federal funds sold and
 securities purchased under
 agreements to resell           27,150      27,150         1,900       1,900
Interest-bearing deposits
 with banks                        200         200           200         200
Investment securities          764,560     764,560       701,311     701,311
Net loans                    1,253,347   1,343,781     1,195,423   1,191,540


Financial Liabilities:
Deposits:
 Noninterest-bearing           284,003     284,003       259,451     259,451
 Interest-bearing            1,483,527   1,485,410     1,372,891   1,366,061
                            ----------  ----------    ----------  ----------
           Total Deposits    1,767,530   1,769,413     1,632,342   1,625,512

Federal funds purchased and
 securities sold under
 agreements to repurchase      241,263     241,263       255,010     255,010
Notes payable-U.S. Treasury
 and other borrowings           26,381      26,381        21,884      21,884
Subordinated and other
 long-term notes                 6,400       8,057         7,160       8,344

Off-Balance-Sheet Instruments:
Loan commitments                    --        (520)           --        (186)
Standby and commercial
 letters of credit                  --        (246)           --        (213)
Interest rate futures
 contracts                          --         785            --       1,653


19. Fort Wayne National Corporation (Parent Company Only) Financial
Information

Balance Sheet
                                                       1995       1994
                                                    --------    --------
                                                       (In thousands)
Assets
  Cash                                               $  2,743    $  2,529
  Short-term investments                               42,046      36,859
  Investment in subsidiaries                          192,251     164,470
  Other assets                                          5,931       4,936
                                                     --------    --------
                                    Total Assets     $242,971    $208,794
                                                     ========    ========

Liabilities and Shareholders' Equity
  Dividends payable                                  $  2,743    $  2,529
  Other liabilities                                       117         109
  Subordinated and other long-term notes                6,400       7,160

  Shareholders' equity
     Common stock                                      19,048      19,157
     Capital Surplus                                   31,502      31,618
     Retained Earnings                                170,990     157,189
     Net unrealized gain (loss) on available-
       for-sale securities                             12,171      (8,968)
                                                     --------    --------
                        Total Shareholders' Equity    233,711     198,996
                                                     --------    --------
        Total Liabilities And Shareholders' Equity   $242,971    $208,794
                                                     ========    ========

Statement of Income
                                                       For the Years
                                                     ended December 31
                                                 1995       1994      1993
                                                -------   -------   -------
                                                       (In thousands)
Income
  Dividends from subsidiaries                   $18,897   $18,066   $16,817
  Interest and dividends on investments           2,581     1,584     1,118
  Other income                                       20        60       316
                                                -------   -------   -------
                                Total Income     21,498    19,710    18,251

Expenses
  Interest on subordinated and
    other long-term notes                           868       963     1,057
  Other expenses                                    593       195       315
                                                -------   -------   -------
                              Total Expenses      1,461     1,158     1,372
                                                -------   -------   -------
             Income Before Applicable Income
           Taxes And Equity In Undistributed
                  Net Income Of Subsidiaries     20,037    18,552    16,879
 Applicable income taxes (credit)                   350        43      (541)
                                                -------   -------   -------
       Income Before Equity In Undistributed
                  Net Income Of Subsidiaries     19,687    18,509    17,420
 Equity in undistributed
   net income of subsidiaries                     7,020     7,703     6,713
                                                -------   -------   -------
                                  Net Income    $26,707   $26,212   $24,133
                                                =======   =======   =======

Statement of Cash Flows
                                                       For the Years
                                                     ended December 31
                                                 1995       1994      1993
                                                -------   -------   -------
                                                       (In thousands)
Operating activities
Net income                                      $26,707   $26,212   $24,133
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed net income of
      subsidiaries                               (7,020)   (7,703)   (6,713)
    Gain on sale of securities                       --       (13)     (252)
    Loss on sale of property                         --        --        12
    Decrease in other assets                        386       385       590
    Increase (decrease) in other liabilities          9        91      (652)
                                                -------   -------   -------
   Net Cash Provided By Operating Activities     20,082    18,972    17,118

Investing activities
  Net increase in short-term investments         (5,187)   (9,373)   (7,854)
  Purchases of securities                        (1,004)     (625)     (500)
  Proceeds from sales of securities                  --     1,114       722
  Proceeds from sale of property                     --        --        36
                                                -------   -------   -------
       Net Cash Used In Investing Activities     (6,191)   (8,884)   (7,596)

Financing activities
  Principal payments on long-term notes            (760)     (760)     (760)
  Cash dividends paid                           (10,544)   (9,790)   (9,141)
  Proceeds from exercise of stock options           453       624       540
  Repurchase of common stock                     (2,826)       --        --
                                                -------   -------   -------
      Net Cash Used In Financing Activities     (13,677)   (9,926)   (9,361)
                                                -------   -------   -------
                       Net Increase In Cash         214       162       161

Cash at beginning of year                         2,529     2,367     2,206
                                                -------   -------   -------
                         Cash At End Of Year    $ 2,743   $ 2,529   $ 2,367
                                                =======   =======   =======


                       QUARTERLY FINANCIAL DATA (UNAUDITED)

                           First    Second     Third    Fourth
                          Quarter   Quarter   Quarter   Quarter    Total
                          --------  --------  --------  --------  --------
                                (In thousands except per share data)
          1995
------------------------
Total interest income     $ 38,159  $ 40,039  $ 40,851  $ 41,283  $160,332
Total interest expense      18,387    20,280    21,033    21,276    80,976
                          --------  --------  --------  --------  --------
Net Interest Income         19,772    19,759    19,818    20,007    79,356
Provision for possible
  loan losses                  735       260       715       735     2,445
                          --------  --------  --------  --------  --------
Net Interest Income
  After Provision For
  Possible Loan Losses      19,037    19,499    19,103    19,272    76,911

Noninterest income
  Fiduciary fees             2,372     2,447     2,381     2,549     9,749
  Other                      2,346     2,529     2,378     2,510     9,763
  Net securities gains          11        --        58        18        87
                          --------  --------  --------  --------  --------
Total Noninterest Income     4,729     4,976     4,817     5,077    19,599

Noninterest expense
  Salaries and benefits      7,950     7,549     7,761     7,977    31,237
  Other                      7,322     7,806     6,394     6,318    27,840
                          --------  --------  --------  --------  --------
Total Noninterest Expense   15,272    15,355    14,155    14,295    59,077
Income  Before Income
  Taxes                      8,494     9,120     9,765    10,054    37,433
Applicable income taxes      2,273     2,498     2,910     3,045    10,726
                          --------  --------  --------  --------  --------
Net income                $  6,221  $  6,622  $  6,855  $  7,009  $ 26,707
                          ========  ========  ========  ========  ========

Per common share:
  Net income              $    .54  $    .58  $    .60  $    .61  $   2.33
                          ========  ========  ========  ========  ========
  Dividends declared      $    .22  $    .24  $    .24  $    .24  $    .94
                          ========  ========  ========  ========  ========


          1994
------------------------

Total interest income     $ 33,653  $ 34,967  $ 35,471  $ 37,483  $141,574
Total interest expense      14,391    15,094    15,908    17,366    62,759
                          --------  --------- --------  --------  --------
Net Interest Income         19,262    19,873    19,563    20,117    78,815
Provision for possible
  loan losses                1,010       693       410       510     2,623
                          --------  --------- --------  --------  --------
Net Interest Income
  After Provision For
  Possible Loan Losses      18,252    19,180    19,153    19,607    76,192

Noninterest income
  Fiduciary fees             2,183     2,264     2,189     2,314     8,950
  Other                      2,173     2,535     2,662     2,786    10,156
  Net securities gains
    (losses)                     1        (1)        1         4         5
                          --------  --------- --------  --------  --------
Total Noninterest Income     4,357     4,798     4,852     5,104    19,111

Noninterest expense
  Salaries and benefits      7,167     7,401     7,619     7,611    29,798
  Other                      6,818     6,997     6,876     6,948    27,639
                          --------  --------- --------  --------  --------
Total Noninterest Expense   13,985    14,398    14,495    14,559    57,437
Income  Before Income
  Taxes                      8,624     9,580     9,510    10,152    37,866
Applicable income taxes      2,560     2,972     2,951     3,171    11,654
                          --------  --------- --------  --------  --------
Net income                $  6,064  $  6,608  $  6,559  $  6,981  $ 26,212
                          ========  ========  ========  ========  ========

Per common share:
  Net income              $    .53  $    .57  $    .58  $    .60  $   2.28
                          ========  ========  ========  ========  ========
  Dividends declared      $    .21  $    .22  $    .22  $    .22  $    .87
                          ========  ========  ========  ========  ========


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Registrant's independent auditors which resulted in the filing of a Form 8-K, and there has been no change in independent auditors of the Registrant during the 24-month period prior to December 31, 1995.

Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item, with respect to directors, is incorporated herein by reference from the March 15, 1996 Proxy Statement under the caption "Election of Directors."

                   EXECUTIVE OFFICERS OF THE REGISTRANT

                            Executive Officers

    (All positions are for one year expiring at time of annual meeting)

Name                          Age       Positions Held during the past 5 years
Jackson R. Lehman             64        Chairman of the Board and Chief
                                        Executive Officer of the Registrant
                                        and Fort Wayne National Bank (4
                                        years).  Formerly President and Chief
                                        Administrative Officer of the
                                        Registrant and Fort Wayne National
                                        Bank (6 years).


M. James Johnston             54        President and Chief Administrative
                                        Officer of the Registrant and Fort
                                        Wayne National Bank (4 years).
                                        Formerly Executive Vice President
                                        of the Registrant and Fort Wayne
                                        National Bank (1-1/2 years).


Stephen R. Gillig             48        Executive Vice President, Chief
                                        Financial Officer and Secretary of the
                                        Registrant and Fort Wayne National
                                        Bank (3 months).  Formerly Executive
                                        Vice President, Secretary and
                                        Treasurer of the Registrant and
                                        Executive Vice President of Fort Wayne
                                        National Bank (3 years, 9 months).
                                        Formerly Senior Vice President,
                                        Secretary and Treasurer of the
                                        Registrant and Senior Vice President
                                        and Cashier of Fort Wayne National
                                        Bank (4 years).



Thomas L. Baumgartner         58        Executive Vice President and Chief
                                        Operations Officer of the Registrant
                                        and Executive Vice President and Chief
                                        Operations Officer of Fort Wayne
                                        National Bank (4 years).  Formerly
                                        Senior Vice President and Chief
                                        Operations Officer of the Registrant
                                        (2 years).


Michael J. Eikenberry         54        Executive Vice President of Loan
                                        Administration of the Registrant and
                                        Fort Wayne National Bank (2 years).
                                        Formerly Senior Vice President of
                                        Loan Administration of the Registrant
                                        and Fort Wayne National Bank (2
                                        years).  Formerly Senior Vice
                                        President and Loan Officer of Fort
                                        Wayne National Bank (7 years).


Karen M. Kasper               40        Senior Vice President and Treasurer of
                                        the Registrant and Fort Wayne National
                                        Bank (3 months).  Formerly Senior Vice
                                        President and Controller of the
                                        Registrant and Senior Vice President
                                        and Controller of Fort Wayne National
                                        Bank (3 years, 9 months).  Formerly
                                        Vice President and Controller of Fort
                                        Wayne National Bank (4 years).

Thomas E. Elyea               50        Senior Vice President of the
                                        Registrant (3 months) and Senior Vice
                                        President Corporate / Correspondent
                                        Banking of the Fort Wayne National
                                        Bank (8 months).  Formerly President
                                        and Chief Executive Officer of Firstar
                                        Bank Park Forest, Park Forest,
                                        Illinois (5 years).



                   Other Executive Officers of Affiliate Banks

      (All positions are for one year expiring at time of annual meeting)

Name                          Age       Position Held during the past 5 years
Kim Thomas Stacey             51        Executive Vice President and Senior
                                        Trust Officer of Fort Wayne National
                                        Bank (2 years). Formerly Senior Vice
                                        President and Senior Trust Officer of
                                        Fort Wayne National Bank (3-1/2
                                        years).


John D. Weissert              66        Senior Vice President, Marketing
                                        Division of Fort Wayne National Bank
                                        (3 years).


Thomas J. Brita               53        Senior Vice President, Banking Center
                                        Administration of Fort Wayne National
                                        Bank (3 years).  Formerly Vice
                                        President, Banking Center
                                        Administration of Fort Wayne National
                                        Bank (15 years).


Michael C. Haggarty           60        Chairman of the Board, Chief Executive
                                        Officer, and President of The Auburn
                                        State Bank (2 years).  Formerly Chief
                                        Executive Officer and President of The
                                        Auburn State Bank (21 years).


Willis E. Alt, Jr.            51        President and Chief Executive Officer
                                        of First National Bank of Warsaw (5
                                        years).


There is no family relationship between any of the persons named above.

Item 11.  EXECUTIVE COMPENSATION

Information required under this item, with respect to executive compensation, is incorporated herein by reference from the March 15, 1996 Proxy Statement under the caption "Executive Compensation."


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference from the March 15, 1996 Proxy Statement under the caption "Principal Holders of Common Stock" and under the caption "Election of Directors."


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item, with respect to certain relationships and related transactions, is incorporated herein by reference from the March 15, 1996 Proxy Statement under the caption "Indebtedness of Management."

Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1) The following consolidated financial statements and report of independent auditors of Fort Wayne National Corporation and subsidiaries are included in Part II, Item 8:

               Report of Ernst & Young LLP, Independent Auditors
               Consolidated Balance Sheet as of December 31, 1995 and 1994 Consolidated Statement of Income for the years ended
                 December 31, 1995, 1994, and 1993
               Consolidated Statement of Cash Flows for the years ended
                 December 31, 1995, 1994, and 1993
               Consolidated Statement of Changes in Shareholders' Equity for
                 the years ended December 31, 1995, 1994, and 1993
               Notes to Consolidated Financial Statements

         (2) Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (3) Listing of Exhibits

               Exhibit  2 -- Agreement and Plan of Merger
               Exhibit 11 -- Statement Re Computation of Earnings Per Share
               Exhibit 21 -- Subsidiaries of the Registrant
               Exhibit 23 -- Consent of Ernst and Young LLP
               Exhibit 27 -- Financial Data Schedule

     (b) Reports on Form 8-K

         No Form 8-K was filed during the fourth quarter of 1995.

     (c) Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report. See the Exhibit Index on page 81.

     (d) Financial Statement Schedules

         None

                         FORT WAYNE NATIONAL CORPORATION

                                    FORM 10-K

                                  EXHIBIT INDEX

Number assigned per                                       Sequential Numbering
Regulation S-K Item 601          Description                     Page Number

  2    Agreement and Plan of Merger between Valley Financial
         Services, Inc. and Fort Wayne National Corporation............   86

  3a   Amended Articles of Incorporation...............................   82

  3b   Amended and Restated By-Laws....................................   82

  10a  Fort Wayne National Bank Capital Note Purchase Agreement........   82

  10b  Fort Wayne National Corporation Annual Management
         Incentive Compensation Plan...................................   82

  10c  Supplemental Lease No. 1 (Registrant and FWNB's principal office)  82

  10d  Purchase Agreement Covering Fort Wayne National Corporation
         12.95% Unsubordinated Note Due 2005 and 12.25% Subordinated
         Note Due 1995.................................................   82

  10e  Fort Wayne National Corporation 1985 Stock Incentive Plan
         (1989 Edition)................................................   82

  10f  Fort Wayne National Corporation Benefit Restoration Plan........   82

  10g  Fort Wayne National Corporation 1994 Stock Incentive Plan.......   82

  10h  Fort Wayne National Corporation 1994 Nonemployee Directors
         Stock Incentive Plan..........................................   82

  11   Statement Re Computation of Earnings Per Share..................  134

  21   Subsidiaries of the Registrant..................................  135

  23   Consent of Ernst & Young LLP....................................  136

  27   Financial Data Schedule.........................................  137

                         FORT WAYNE NATIONAL CORPORATION

                                    FORM 10-K

                       EXHIBITS INCORPORATED BY REFERENCE

  3a   Amended Articles of Incorporation of Fort Wayne National Corporation.
         Incorporated by reference to Exhibit 3b contained in the Company's 1994 Form 10-K, File No. 0-10869.

  3b   Amended and Restated By-Laws.  Incorporated by reference to Exhibit 3b contained in the Company's 1991 Form 10-K, File No. 0-10869.

  10a  Fort Wayne National Bank - Capital Note Purchase Agreement.
         Incorporated by reference to Exhibit 10.1 contained in Amendment No. 2 to the Company's Registrant Statement on Form S-14, File No. 2-75725.

  10b  Fort Wayne National Corporation Annual Management Incentive
         Compensation Plan. Incorporated by reference to Exhibit 10b to the Company's 1987 Form 10-K, File 0-10869.

  10c Fort Wayne National Bank - Supplemental Lease No. 1. Incorporated by reference to Exhibit 10c contained in the Company's 1983 Form 10-K, File 0-10869.

  10d  Purchase Agreement Covering Fort Wayne National Corporation 12.95%
         Unsubordinated Note due 2005 and 12.25 % Subordinated Note due 1995. Incorporated by reference to Exhibit 4 contained in the Company's June 30, 1985, Form 10-Q, File No. 0-10869.

  10e  Fort Wayne National Corporation 1985 Stock Incentive Plan (1993
         Edition). Incorporated by reference to Amendment No. 1 to the Company's Registration on Form S-8, Registration No. 33-33123.

  10f Fort Wayne National Corporation Benefit Restoration Plan. Incorporated by reference to Exhibit 10f contained in the Company's 1992 Form 10-K, File 0-10869.

  10g Fort Wayne National Corporation 1994 Stock Incentive Plan. Incorporated by reference to Exhibit A contained in the Company's Proxy Statement dated March 22, 1994.

  10h  Fort Wayne National Corporation 1994 Nonemployee Directors Stock
         Incentive Plan. Incorporated by reference to Exhibit B contained in the Company's Proxy Statement dated March 22, 1994.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be a signed on its behalf by the undersigned, thereunto duly authorized.


FORT WAYNE NATIONAL CORPORATION (Registrant)


By  /S/  Jackson R. Lehman                             February 20, 1996
Jackson R. Lehman, Chairman of the Board                     (Date)
  and Chief Executive Officer


Principal Executive Officers


    /S/  Jackson R. Lehman                             February 20, 1996
Jackson R. Lehman, Chairman of the Board                     (Date)
  and Chief Executive Officer


    /S/   M. James Johnston                            February 20, 1996
M. James Johnston, President                                 (Date)
  and Chief Administrative Officer


Principal Financial and Accounting Officer


    /S/   Stephen R. Gillig                            February 20, 1996
Stephen R. Gillig, Executive Vice President                  (Date)
  Chief Financial Officer and Secretary

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Fort Wayne National Corporation, and in the capacities indicated thereunto duly authorized on the dates indicated.


By  /S/   Walter S. Ainsworth                          February 20, 1996
    Walter S. Ainsworth, Director                           (Date)


By  /S/   Willis E. Alt, Jr.                           February 20, 1996
    Willis E. Alt, Jr., Director                            (Date)


By  /S/   Robert A. Anker                              February 20, 1996
    Robert A. Anker, Director                               (Date)


By  /S/   Stanley C. Craft                             February 20, 1996
    Stanley C. Craft, Director                              (Date)


By  /S/   Richard B. Doner                             February 20, 1996
    Richard B. Doner, Director                              (Date)


By  /S/   Jon F. Fuller                                February 20, 1996
    Jon F. Fuller, Director                                 (Date)


By  /S/   Thomas C. Griffith                           February 20, 1996
    Thomas C. Griffith, Director                            (Date)


By  /S/   Michael C. Haggarty                          February 20, 1996
    Michael C. Haggarty, Director                           (Date)


By  /S/   M. James Johnston                            February 20, 1996
    M. James Johnston, Director                             (Date)


By  /S/   Joanne B. Lantz                              February 20, 1996
    Joanne B. Lantz, Director                               (Date)


By  /S/   Jackson R. Lehman                            February 20, 1996
    Jackson R. Lehman, Director                             (Date)

By  /S/   Michael J, McClelland                        February 20, 1996
    Michael J, McClelland, Director                         (Date)


By  /S/   Richard C. Menge                             February 20, 1996
    Richard C. Menge, Director                              (Date)


By  /S/   Patrick G. Michaels                          February 20, 1996
    Patrick G. Michaels, Director                           (Date)


By  /S/   Patricia R. Miller                           February 20, 1996
    Patricia R. Miller, Director                            (Date)


By  /S/   James W. Rogers                              February 20, 1996
    James W. Rogers, Director                               (Date)


By  /S/   Paul E. Shaffer                              February 20, 1996
    Paul E. Shaffer, Director                              (Date)


By  /S/   Thomas M. Shoaff                             February 20, 1996
    Thomas M. Shoaff, Director                              (Date)


By  /S/   Jeff H. Towles                               February 20, 1996
    Jeff H. Towles, M.D., Director                          (Date)


By  /S/   Don A. Wolf                                  February 20, 1996
    Don A. Wolf, Director                                   (Date)

                        FORT WAYNE NATIONAL CORPORATION

                                   EXHIBIT 2









                         AGREEMENT AND PLAN OF MERGER




                                    between





                        VALLEY FINANCIAL SERVICES, INC.
                            an Indiana corporation



                                      and


                        FORT WAYNE NATIONAL CORPORATION
                            an Indiana corporation







                         Dated as of November 6, 1995

                         AGREEMENT AND PLAN OF MERGER


         AGREEMENT AND PLAN OF MERGER (this "Agreement"), dated as of November 6, 1995, between VALLEY FINANCIAL SERVICES, INC., an Indiana corporation
("Valley"),  and  FORT  WAYNE  NATIONAL  CORPORATION,  an  Indiana  corporation
("FWNC").

      In consideration of the promises and the mutual terms and provisions set forth in this Agreement, the parties agree as follows.

                                  ARTICLE ONE

                          TERMS OF MERGER AND CLOSING

      SECTION  1.01.   MERGER.   Pursuant  to  the terms and provisions of this
Agreement and the Indiana Business Corporation Law (the "Corporate Law"), Valley shall merge with and into FWNC (the "Merger").

      SECTION 1.02. MERGING CORPORATION. Valley shall be the merging corporation under the Merger and its corporate identity and existence, separate and apart from FWNC, shall cease at the Effective Time (as hereinafter defined) of the Merger.

      SECTION 1.03. SURVIVING CORPORATION. FWNC shall be the surviving corporation in the Merger and shall continue to be governed by the laws of the State of Indiana, and the separate corporate existence of FWNC with all its rights, privileges, immunities, powers and franchises shall continue unaffected by the Merger. The Amended Articles of Incorporation and the By-Laws of FWNC in effect at the Effective Time shall be the Amended Articles of Incorporation and the By-Laws of the surviving corporation, until duly amended in accordance with the terms thereof and the Corporate Law; and the directors and officers of FWNC at the Effective Time shall, from and after the Effective Time, be the directors and officers, respectively, of the surviving corporation until their successors have been duly elected or appointed and qualified or until their earlier death, resignation or removal in accordance with FWNC's Amended Articles of Incorporation and By-Laws.

      SECTION 1.04.   EFFECTS OF MERGER.   The  Merger  shall  have  all of the
effects provided by this Agreement and the Corporate Law.

      SECTION 1.05.  TOTAL VALLEY MERGER CONSIDERATION.

      (a) The total consideration payable to all of the shareholders of Valley (other than shareholders validly exercising dissenters' rights pursuant to Chapter 44 the Corporate Law ("Dissenting Shareholders")) in the Merger (the "Valley Merger Consideration") shall be (i) an aggregate amount in cash (the "Cash Component") equal to (A) $53,000,000, MINUS (B) the Dissenting Shareholder Reserve (as hereinafter defined), and MINUS (C) the aggregate amount of cash to be paid to holders of shares of Valley Common and Valley Preferred (each as hereinafter defined) in lieu of fractional shares as hereinafter provided; (ii) an aggregate number of shares of Common Stock, no par value per share, of FWNC (the "FWNC Common"), determined by dividing $20,000,000 by the FWNC Average Price (as hereinafter defined) (the "FWNC Common Component"); and (iii) an aggregate of 740,000 shares of 6% Cumulative Convertible Class B Preferred Stock, Series 1, of FWNC (the "FWNC Preferred")

(the "FWNC Preferred Component") having a stated value of Fifty Dollars ($50.00) per share. The Valley Merger Consideration shall be allocated to the holders of Valley Common and Valley Preferred as provided in Sections 1.06 and
1.07 hereof, respectively.

      (b) As used herein, the term "FWNC Average Price" shall mean the average of the per share closing prices of a share of FWNC Common as reported on the Nasdaq Stock Market's National Market ("Nasdaq"), as reported in THE WALL STREET JOURNAL (Midwest Edition) during the twenty (20) trading day (as defined below) period preceding the fifth (5th) calendar day preceding the Closing Date (as hereinafter defined) (the "Adjustment Period"). As used herein, the term "trading day" shall mean any day on which Nasdaq is open for regular trading. If after the day prior to the start of the Adjustment Period there occurs any Share Adjustment (as hereinafter defined), then the FWNC Average Price shall be appropriately and proportionately adjusted to reflect such Share Adjustment.

      (c) As used herein, the term "Dissenting Shareholder Reserve" shall mean an amount in cash equal to the sum of (i) the aggregate number of shares of Valley Common held by Dissenting Shareholders multiplied by the cash equivalent of the Valley Common Merger Consideration (as hereinafter defined) per share of Valley Common, calculated assuming that (A) there are no Dissenting Shareholders, (B) each share of the FWNC Common Component has a cash equivalent value equal to the FWNC Average Price and (C) each share of the FWNC Preferred Component has a cash equivalent value of $50 per share, PLUS (ii) the aggregate number of shares of Valley Preferred held by Dissenting Shareholders multiplied by the Valley Preferred Merger Consideration (as hereinafter defined) per share of Valley Preferred.

      SECTION 1.06. CONVERSION OF VALLEY COMMON; ALLOCATION OF VALLEY COMMON MERGER CONSIDERATION.

      (a) The portion of the Valley Merger Consideration allocated to the holders of Common Stock, of Valley (the "Valley Common") is referred to herein as the "Valley Common Merger Consideration." The Valley Common Merger Consideration shall equal the aggregate of (i) the difference between the Cash Component and the Preferred Cash Component (as hereinafter defined) (the "Common Cash Component"); and (ii) the FWNC Common Component; and (iii) the FWNC Preferred Component.

      (b) At the Effective Time (as hereinafter defined), each share of Valley Common issued and outstanding immediately prior to the Effective Time (other than shares held by Dissenting Shareholders) shall be converted into the right to receive (i) an amount of cash equal to the quotient of the Common Cash Component divided by the aggregate number of shares of Valley Common to be so converted; (ii) the number of shares of FWNC Common equal to the quotient of the FWNC Common Component divided by the aggregate number of shares of Valley Common to be so converted; and (iii) the number of shares of FWNC Preferred equal to the quotient of the FWNC Preferred Component divided by the aggregate number of shares of Valley Common to be so converted. The calculations required by clause (i) above shall be made to the nearest cent, and the calculations required by clauses (ii) and (iii) above shall be made to the nearest ten-thousandth (.0001) of a share.

      (c) At the Effective Time, all of the shares of Valley Common, by virtue of the Merger and without any action on the part of the holders thereof, shall no longer be outstanding and shall be canceled and retired and shall cease to exist, and each holder of any certificate or certificates which immediately prior to the Effective Time represented outstanding shares of Valley Common (the "Common Certificates") shall thereafter cease to have any rights with respect to such shares, except the right of such holders to receive, without interest, the Valley Common Merger Consideration per share upon the surrender of such Common Certificate or Common Certificates in accordance with Section 1.12 hereof.

      (d) At the Effective Time, each share of Valley Common, if any, held in the treasury of Valley or by any direct or indirect subsidiary of Valley (other than shares held in trust accounts for the benefit of others or in other fiduciary, nominee or similar capacities) immediately prior to the Effective Time shall be canceled without payment of any consideration therefor.

      (e) If any Dissenting Shareholder shall be entitled to be paid the "fair value" of his or her shares of Valley Common, as provided in Chapter 44 of the Corporate Law, Valley shall give FWNC notice thereof and FWNC shall have the right to participate in all negotiations and proceedings with respect to any such demands. Valley shall not, except with the prior written consent of FWNC, voluntarily make any payment with respect to, or settle or offer to settle, any such demand for payment. If any Dissenting Shareholder shall fail to perfect or shall have effectively withdrawn or lost the right to dissent, the shares held by such Dissenting Shareholder shall thereupon be treated as though such shares had been converted into the Valley Common Merger Consideration pursuant to this Section 1.06.

      SECTION 1.07. CONVERSION OF VALLEY PREFERRED; ALLOCATION OF VALLEY PREFERRED MERGER CONSIDERATION.

      (a) The portion of the Valley Merger Consideration allocated to the holders of Preferred Stock, par value $12.00 per share, of Valley (the "Valley Preferred") is referred to herein as the "Valley Preferred Merger Consideration." The Valley Preferred Merger Consideration shall equal $767,955 in cash, or such other amount not exceeding $1,000,000 in cash as shall be determined by the Board of Directors of Valley as set forth in a notice delivered to FWNC by Valley not less than ten (10) days prior to the mailing of the Proxy Statement/Prospectus (as hereinafter defined) (the "Preferred Cash Component").

      (b) At the Effective Time, each share of Valley Preferred issued and outstanding immediately prior to the Effective Time (other than shares held by Dissenting Shareholders) shall be converted into the right to receive an amount of cash equal to the quotient of the Preferred Cash Component divided by the aggregate number of shares of Valley Preferred to be so converted. The calculations required by subsection (b) shall be made to the nearest cent.

      (c) At the Effective Time, all of the shares of Valley Preferred, by virtue of the Merger and without any action on the part of the holders thereof, shall no longer be outstanding and shall be canceled and retired and shall cease to exist, and each holder of any certificate or certificates which immediately prior to the Effective Time represented outstanding shares of Valley Preferred (the "Preferred Certificates"; the Common Certificates and the Preferred Certificates are referred to herein collectively as the "Certificates") shall thereafter cease to have any rights with respect to such shares, except the right of such holders to receive, without interest, the Valley Preferred Merger Consideration per share upon the surrender of such Preferred Certificate or Preferred Certificates in accordance with Section 1.12 hereof.

      (d) At the Effective Time, each share of Valley Preferred, if any, held in the treasury of Valley or by any direct or indirect subsidiary of Valley (other than shares held in trust accounts for the benefit of others or in other fiduciary, nominee or similar capacities) immediately prior to the Effective Time shall be canceled without payment of any consideration therefor.

      (e) If any Dissenting Shareholder shall be entitled to be paid the "fair value" of his or her shares of Valley Preferred, as provided in Chapter 44 of the Corporate Law, Valley shall give FWNC notice thereof and FWNC shall have the right to participate in all negotiations and proceedings with respect to any such demands. Valley shall not, except with the prior written consent of FWNC, voluntarily make any payment with respect to, or settle or offer to settle, any such demand for payment. If any Dissenting Shareholder shall fail to perfect or shall have effectively withdrawn or lost the right to dissent, the shares held by such Dissenting Shareholder shall thereupon be treated as though such shares had been converted into the Valley Preferred Merger Consideration pursuant to this Section 1.07.

      SECTION 1.07A. FWNC CAPITAL STOCK. Each share of capital stock of FWNC issued and outstanding immediately prior to the Effective Time shall remain issued and outstanding, unaffected by the Merger.

      SECTION 1.08.  RESTRICTIONS ON FWNC PREFERRED.

      (a) The shares of FWNC Preferred to be issued to the holders of Valley Common pursuant to Section 1.06 hereof, and the shares of FWNC Common issuable upon conversion of the shares of FWNC Preferred, may not be sold, assigned or otherwise transferred by any holder thereof during the two (2) year period commencing on the Closing Date, except upon (i) the death of the holder of such shares; (ii) the occurrence of a Change of Control of FWNC (as hereinafter defined); or (iii) the retirement (as such term is used in the FWNC Savings and Profit Sharing Plan (the "SPSP")) of the holder of such shares, provided that the exception described in this subpart (iii) shall apply only to those shares allocated to such retiring holder's account under the SPSP, if any. The certificates evidencing the shares of FWNC Preferred to be issued to shareholders of Valley as provided in Section 1.12 hereof, and the certificates evidencing shares of FWNC Common issuable upon the conversion of such shares of FWNC Preferred, shall include appropriate legends reciting the restrictions described in this Section 1.08(a).

      (b) As used herein, the term "Change of Control of FWNC" shall mean (i) the acquisition, other than from FWNC, by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either the then outstanding shares of FWNC Common or the combined voting power of the then outstanding voting securities of FWNC entitled to vote generally in the election of directors, but excluding, for this purpose, any such acquisition by FWNC or any of its subsidiaries, or any employee benefit plan (or related trust) of FWNC or its subsidiaries, or any corporation with respect to which, following such acquisition, more than 65% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the FWNC Common and voting securities of FWNC immediately prior to such acquisition in substantially the same proportion as their ownership, immediately prior to such acquisition, of the then outstanding shares of FWNC Common of FWNC or the combined voting power of the then outstanding voting securities of FWNC entitled to vote generally in the election of directors, as the case may be; or
(ii) individuals who, as of the date hereof, constitute the Board of Directors of FWNC (as of the date hereof the "Incumbent Board") cease for any reason to constitute at least a majority of the Board of Directors of FWNC, provided that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by FWNC's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the directors of FWNC (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange
Act); or (iii) approval by the shareholders of FWNC of a reorganization, merger or consolidation of FWNC, in each case, with respect to which all or substantially all of the individuals and entities who were the respective beneficial owners of the FWNC Common and voting securities of FWNC immediately prior to such reorganization, merger or consolidation do not, following such reorganization, merger or consolidation, beneficially own, directly or indirectly, more than 65% of, respectively, the then outstanding shares of FWNC

Common and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such reorganization, merger or consolidation, or a complete liquidation or dissolution of FWNC or of the sale or other disposition of all or substantially all of the assets of FWNC.

      SECTION 1.09. TERMS OF FWNC PREFERRED. In addition to the restrictions set forth in Section 1.08 hereof, the shares of FWNC Preferred to be issued to the holders of Valley Common pursuant to Section 1.06 hereof shall have the preferences, rights, qualifications and limitations described in Exhibit 1.09 attached hereto.

      SECTION 1.10.  FRACTIONAL SHARES.

      (a) No fractional shares of FWNC Common shall be issued and, in lieu thereof, holders of shares of Valley Common who would otherwise be entitled to a fractional share interest of FWNC Common after taking into account all shares of Valley Common held by such holder, shall be paid an amount in cash equal to the product of such fractional share interest and the FWNC Average Price.

      (b) No fractional shares of FWNC Preferred shall be issued and, in lieu thereof holders of shares of Valley Common who would otherwise be entitled to a fractional share interest of FWNC Preferred, after taking into account all shares of Valley Common held by such holder, shall be paid an amount in cash equal to the product of such fractional share interest and $50.

      SECTION 1.11. CLOSING. The closing of the Merger (the "Closing") shall take place at a location mutually agreeable to the parties at 10:00 a.m., Fort Wayne, Indiana time, on the Closing Date.

      SECTION 1.12.  EXCHANGE PROCEDURES; SURRENDER OF CERTIFICATES.

      (a) Fort Wayne National Bank shall act as Exchange Agent in the Merger (the "Exchange Agent").

      (b) As soon as reasonably practicable after the Effective Time, the Exchange Agent shall mail to each record holder of any Certificate or Certificates whose shares were converted into the right to receive the Valley Merger Consideration, a letter of transmittal (which shall specify that delivery shall be effected, and risk of loss and title to the Certificates shall pass, only upon proper delivery of the Certificates to the Exchange Agent and shall be in such form and have such other provisions as FWNC may reasonably specify) (each such letter shall be referred to as the "Merger Letter of Transmittal") and instructions for use in effecting the surrender of the Certificates in exchange for the Valley Merger Consideration. Upon surrender to the Exchange Agent of a Certificate, together with a Merger Letter of Transmittal duly executed and any other required documents, the holder of such Certificate shall be entitled to receive in exchange therefor solely the Valley Merger Consideration. No interest on the Valley Merger Consideration issuable upon the surrender of the Certificates shall be paid or accrued for the benefit of holders of Certificates.

      (c) Notwithstanding anything to the contrary contained herein, no Valley Merger Consideration shall be delivered to a person who is an "affiliate" (as such term is used in Section 4.04 hereof) of Valley unless such "affiliate" shall have theretofore executed and delivered to FWNC the agreement referred to in Section 4.04 hereof.

      (d) No dividends that are otherwise payable on shares of FWNC Common or FWNC Preferred constituting the Valley Merger Consideration shall be paid to persons entitled to receive such shares of FWNC Common or FWNC Preferred until such persons validly surrender their Certificates. Upon such surrender, there shall be paid to the person in whose name the shares of FWNC Common or FWNC Preferred shall be issued any dividends which shall have become payable with respect to such shares of FWNC Common or FWNC Preferred (without interest and less the amount of taxes, if any, which may have been imposed thereon), between the Effective Time and the time of such surrender.

      (e) In the event that any Certificate shall have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming such Certificate to be lost stolen or destroyed and, if required by FWNC in its sole discretion, the posting by such person of a bond in such amount as FWNC may determine is reasonably necessary as indemnity against any claim that may be made against it with respect to such Certificate, the Exchange Agent shall issue in exchange for such lost, stolen or destroyed Certificate the Valley Merger Consideration deliverable in respect thereof pursuant to this Agreement.

      SECTION 1.13. CLOSING DATE. The Closing shall take place on the third business day following satisfaction or waiver of each of the conditions in Sections 6.01 and 6.02 hereof or on such other date after such satisfaction or waiver as Valley and FWNC may agree (the "Closing Date"). The Merger shall be effective upon the filing of Articles of Merger with the Secretary of State of the State of Indiana (the "Effective Time"), which the parties shall use their best efforts to cause to occur on the Closing Date.

      SECTION 1.14.  CLOSING DELIVERIES.

      (a)   At the Closing, Valley shall deliver to FWNC :

            (i) a certificate signed by an appropriate officer of Valley stating that (A) each of the representations and warranties contained in Article Two (including the Disclosure Schedule) is true and correct in all material respects at the time of the Closing with the same force and effect as if such representations and warranties (including the Disclosure Schedule) had been made at Closing, and (B) all of the conditions set forth in Section 6.01(b) and 6.01(h) hereof have been satisfied or waived as provided therein;

            (ii) a certified copy of the resolutions of Valley's Board of Directors and shareholders, as required for valid approval of the execution of this Agreement and the consummation of the Merger and the other transactions contemplated hereby;

            (iii) a certificate of the Indiana Secretary of State, dated a recent date, stating that Valley is validly existing;

            (iv) a certificate from the Federal Deposit Insurance Corporation (the "FDIC"), evidencing the fact that the deposits of The Valley American Bank and Trust Company (the "Subsidiary Bank"), as in existence immediately prior to the Effective Time, are fully insured to the extent permitted by law;

            (v) Articles of Merger executed by Valley, reflecting the terms and provisions of this Agreement and in proper form for filing with the Secretary of State of the State of Indiana in order to cause the Merger to become effective pursuant to the Corporate Law; and

            (vi) a legal opinion from Barnes & Thornburg, counsel for Valley, in form reasonably acceptable to FWNC's counsel, opining with respect to the matters listed on Exhibit 1.14(a) hereto.

      (b)   At the Closing, FWNC shall deliver to Valley:

            (i) a certificate signed by an appropriate officer of FWNC stating that (A) each of the representations and warranties contained in Article Three is true and correct in all material respects at the time of the Closing with the same force and effect as if such representations and warranties had been made at Closing, and (B) all of the conditions set forth in Section 6.02(b) and 6.02(d) hereof (but excluding the approval of Valley's shareholders) have been satisfied;

            (ii) a certified copy of the resolutions of FWNC's Board of Directors, as required for valid approval of the execution of this Agreement and the consummation of the transactions contemplated hereby; and

            (iii) a legal opinion from Baker & Daniels, counsel for FWNC, in form reasonably acceptable to Valley's counsel, opining with respect to the matters listed on Exhibit 1.14(b) hereto.

                                  ARTICLE TWO

                           REPRESENTATIONS OF VALLEY

      Valley hereby makes the following representations and warranties:

      SECTION 2.01.  ORGANIZATION AND CAPITAL STOCK.

      (a) Valley is a corporation duly organized and validly existing under the laws of the State of Indiana and has the corporate power to own all of its property and assets and to carry on its business as now being conducted. Valley does not do business in any jurisdiction other than the State of Indiana in such a manner that would require qualification, registration or good standing in any such jurisdiction or where the failure to qualify, register or be in good standing would have a material adverse effect on Valley. Valley is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). True and complete copies of the Articles of Incorporation and By-Laws of Valley as in effect on the date of this Agreement have been provided to FWNC.

      (b) The authorized capital stock of Valley consists of (i) 240,000 shares of Valley Common, of which, as of the date hereof, 204,788 shares are issued and outstanding; and (ii) 60,000 shares of Valley Preferred, of which, as of the date hereof, 51,197 shares are issued and outstanding. All of the issued and outstanding shares of Valley Common and Valley Preferred are duly and validly issued and outstanding and are fully paid and nonassessable. None of the outstanding shares of Valley Common or Valley Preferred has been issued in violation of any preemptive rights of the current or past shareholders of Valley. The shareholder list of Valley set forth in Section 2.01(b)(1) of that certain confidential writing delivered by Valley to FWNC and executed by Valley and FWNC concurrently with the execution and delivery of this Agreement (the

"Disclosure Schedule") is true, complete and accurate as of the date of this Agreement.

      (c) Except as set forth in subsection 2.01(b) above, there are no shares of capital stock or other equity securities of Valley outstanding and no outstanding options, warrants, rights to subscribe for, calls, or commitments of any character whatsoever relating to, or securities or rights convertible into or exchangeable for, shares of Valley Common or Valley Preferred or other capital stock of Valley or contracts, commitments, understandings or arrangements by which Valley is or may be obligated to issue additional shares of its capital stock or options, warrants or rights to purchase or acquire any additional shares of its capital stock.

      SECTION 2.02. AUTHORIZATION; NO DEFAULTS. Valley has the corporate power and authority to enter into this Agreement and, subject to the approval by its shareholders, to carry out its obligations hereunder. Valley's Board of Directors has, by all necessary action, approved this Agreement and the Merger and authorized the execution hereof on its behalf by its duly authorized officers and the performance by Valley of its obligations hereunder. Nothing in the Articles of Incorporation or By-Laws of Valley, as amended, or any agreement, instrument, decree, judgment, proceeding, law or regulation (except as specifically referred to in or contemplated by this Agreement) by or to which it or any of its subsidiaries are bound or any of their properties are subject would prohibit or inhibit Valley from consummating this Agreement and the Merger on the terms and conditions herein contained. This Agreement has been duly and validly executed and delivered by Valley and, subject to approval of this Agreement and the Merger by the shareholders of Valley, constitutes the legal, valid and binding obligation of Valley, enforceable against Valley in accordance with its terms, subject to bankruptcy, insolvency, receivership, moratorium or other laws relating to or affecting creditors' rights generally and to general equity principles. Valley and its subsidiaries are neither in default under nor in violation of any provision of their articles of incorporation or association, as the case may be, or bylaws, and there has not occurred any event that, with the lapse of time or giving of notice or both, would constitute such a default or violation. Except for approval of this Agreement and the Merger by the shareholders of Valley the filing of the Articles of Merger with the Indiana Secretary of State in the matters described in Section 5.01 and except as may be set forth on Section 2.02 of the Disclosure Schedule, no notice to, filing with, exemption or review by, or authorization, consent or approval of, any public body or authority, or any other party, is necessary for the consummation by Valley of the transactions contemplated by this Agreement. The shareholder vote required to approve this Agreement and the Merger is the affirmative vote of the holders of (a) a majority of the outstanding shares of Valley Common and (b) a majority of the outstanding shares of Valley Preferred, voting as a separate group, in each case entitled to vote at a meeting called for such purpose.

      SECTION 2.03. SUBSIDIARIES. The Subsidiary Bank and each of Valley's other direct or indirect subsidiaries (collectively including the Subsidiary Bank, the "subsidiaries"), the name and jurisdiction of incorporation of which are disclosed in Section 2.03 of the Disclosure Schedule, is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation and has the corporate power to own its respective properties and assets and to carry on its respective business as now being conducted. The number of issued and outstanding shares of capital stock of each such subsidiary is set forth in Section 2.03 of the Disclosure Schedule, all of which shares (except as may be otherwise specified in Section 2.03 of the

Disclosure Schedule) are owned by Valley or Valley's subsidiaries, as the case may be, free and clear of all liens, encumbrances, rights of first refusal, options or other restrictions of any nature whatsoever and are fully paid and non-assessable. There are no options, warrants or rights outstanding to acquire any capital stock of any of Valley's subsidiaries and no person or entity has any other right to purchase or acquire any unissued shares of stock of any of Valley's subsidiaries, nor does any such subsidiary have any obligation of any nature with respect to its unissued shares of stock. Except as may be disclosed in Section 2.03 of the Disclosure Schedule, neither Valley nor any of Valley's subsidiaries is a party to any partnership or joint venture or owns an equity interest in any other business or enterprise.

      SECTION 2.04. FINANCIAL INFORMATION. The consolidated balance sheets of Valley and its subsidiaries as of December 31, 1992, 1993 and 1994 and related consolidated income statements and statements of changes in shareholders' equity and of cash flows for each of the three (3) years ended December 31, 1992, 1993 and 1994, together with the notes thereto, and the report of Crowe, Chizek and Company thereon, and the unaudited balance sheets of Valley and its subsidiaries as of March 31, 1995, June 30, 1995 and September 30, 1995 and the related unaudited income statements for the three (3) months, six (6) months and nine (9) months, respectively, then ended, copies of each of which are included in Section 2.04 of the Disclosure Schedule, and the year-end and quarterly Reports of Condition and Reports of Income of the Subsidiary Bank for December 31, 1994 and June 30, 1995, respectively, as currently on file with the FDIC, copies of each of which are included in Section 2.04 of the Disclosure Schedule (together, the "Valley Financial Statements"), have been prepared in accordance with generally accepted accounting principles ("GAAP") applied on a consistent basis (except as may be disclosed therein and except for regulatory reporting differences required by the Subsidiary Bank's reports) and fairly present in all material respects the consolidated financial position and the consolidated results of operations, changes in shareholders' equity and cash flows of the respective entity and its respective consolidated subsidiaries as of the dates and for the periods indicated (subject in the case of interim financial statements, to normal recurring year-end adjustments which will not be material in amount or effect). As of September 30, 1995, except to the extent reflected, disclosed or reserved against on the Valley Financial Statements at such date, and subject to normal recurring year end adjustments, Valley has no material liabilities, whether absolute, accrued, contingent, or otherwise, or due or to become due.

      SECTION 2.05. ABSENCE OF CHANGES. Since September 30, 1995, Valley has not incurred any obligation or liability (absolute or contingent), except normal trade or business obligations or liabilities incurred in the ordinary course of business, and there has not been any material adverse change in the financial condition, the results of operations or the business of Valley and its subsidiaries taken as a whole, nor have there been any events or transactions having such a material adverse effect which should be disclosed in order to make the Valley Financial Statements not misleading. Since the date of its most recent FDIC examination report, there has been no material adverse change in the financial condition, the results of operations or the business of the Subsidiary Bank.

      SECTION 2.06. REGULATORY ENFORCEMENT MATTERS. Except as may be disclosed in Section 2.06 of the Disclosure Schedule, neither Valley nor the Subsidiary Bank or any other of Valley's subsidiaries is subject or is party to, or has received any notice or advice that it may become subject or party to, any cease-and-desist order, agreement, consent agreement, memorandum of understanding or other regulatory enforcement action, proceeding or order with or by, or is a party to any commitment letter or similar undertaking to, or is subject to any directive by, or has been since January 1, 1992, a recipient of any supervisory letter from, or since January 1, 1992, has adopted any board resolutions at the request of, any Regulatory Agency (as defined below in this Section 2.06) that currently restricts in any respect the conduct of its business or that in any manner relates to its capital adequacy, its credit policies, its management or its business (each, a "Regulatory Agreement"), nor has Valley or any of its subsidiaries been advised since January 1, 1992, by any Regulatory Agency that it is considering issuing or requesting any such Regulatory Agreement. As used in this Agreement, the term "Regulatory Agency" means any federal or state agency charged with the supervision or regulation of banks or bank holding companies, or engaged in the insurance of bank deposits, or any court administrative agency or commission or other governmental agency, authority or instrumentality having supervisory or regulatory authority with respect to Valley or any of its subsidiaries. The deposits of the Subsidiary Bank are insured by the BIF or the Savings Association Insurance Fund (SAIF) up to applicable limits.

      SECTION 2.07.  TAX MATTERS.

      (a) Each of Valley and its subsidiaries has filed with the appropriate governmental agencies all federal, state and local Tax (as defined below in this Section 2.07) returns and reports required to be filed by it. Neither Valley nor its subsidiaries are (i) delinquent in the payment of any Taxes shown on such returns or reports or on any assessments received by it for such Taxes; (ii) subject to any agreement extending the period for assessment or collection of any Tax; or (iii) a party to any action or proceeding with, nor has any claim been asserted or, to the best of Valley's knowledge, threatened against any of them by, any governmental authority for assessment or collection of Taxes. The income tax returns of Valley and its subsidiaries have been examined by the Internal Revenue Service (the "IRS") and any liability with respect thereto has been satisfied for all years to and including 1991 and either no material deficiencies were asserted as a result of such examination for which Valley does not have adequate reserves or all such deficiencies have been satisfied. The reserve for Taxes in the Valley Financial Statements, is adequate to cover all of the liabilities for Taxes of Valley and its subsidiaries that may become payable in future years with respect to any transactions consummated prior to September 30, 1995. As used in this Agreement, the term "Taxes" means any federal, state, local, or foreign income, gross receipts, license, payroll, employment, excise, severance, stamp, occupation, premium, windfall profits, environmental, customs duties, capital stock, franchise, profits, withholding, social security (or similar), unemployment, disability, real property, personal property, sales, use, transfer, registration, value added, alternative or add on minimum, estimated or other tax of any kind whatsoever, including any interest, penalty or addition thereto, whether disputed or undisputed.

      (b) Any amount that could be received (whether in cash or property or the vesting of property) as a result of any of the transactions contemplated by this Agreement by any employee, officer or director of Valley or any of its affiliates who is a "Disqualified Individual" (as such term is defined in proposed Treasury Regulation Section 1.28OG-1) under any employment severance or termination agreement other compensation arrangement or Valley Employee Plan (as hereinafter defined) would not be characterized as an "excess parachute payment" (as such term is defined in Section 28OG(b)(1) of the Internal Revenue Code of 1986, as amended (the "Code")).

      (c) Valley has not been subject to any disallowance of a deduction under Section 162(m) of the Code nor does Valley reasonably believe that such a disallowance is reasonably likely to be applicable for any tax year of the Valley ended on or before the Closing Date.

      SECTION 2.08. LITIGATION. Except as may be disclosed in Section 2.08 of the Disclosure Schedule, there are no actions, suits or proceedings pending or, to the best knowledge of Valley, threatened against Valley or any of its subsidiaries, and neither Valley nor any of its subsidiaries is subject to any order, judgment or decree, that, in the aggregate could reasonably be expected to have a material adverse effect on the financial condition, properties, business or results of operations of Valley and its subsidiaries taken as a whole. Without limiting the generality of the foregoing, there are no actions, suits or proceedings pending or threatened against Valley, any subsidiary or any of their officers or directors by any shareholder of Valley or involving claims under the Community Reinvestment Act of 1977 (the "CRA"), the Real
Estate Settlement Procedures Act of 1974 ("RESPA") or the Home Mortgage Disclosure Act of 1975 ("HMDA").

      SECTION  2.09.   EMPLOYMENT  AGREEMENTS.   Except as may be disclosed  in
Section 2.09 of the Disclosure Schedule, neither Valley nor any of its subsidiaries is a party to or bound by any agreement, arrangement, commitment or contract (whether written or oral) for the employment, election, retention or engagement, or with respect to the severance, of any present or former officer, employee, agent, consultant or other person or entity which, by its terms, is not terminable by Valley or such subsidiary on thirty (30) days written notice or less without the payment of any amount by reason of such termination. A true, accurate and complete copy of each such agreement and any and all amendments or supplements thereto (or a description thereof if such agreement is not in writing) is included in Section 2.09 of the Disclosure Schedule.

      SECTION 2.10. REPORTS. Valley and each of its subsidiaries has filed all reports and statements, together with any amendments required to be made with respect thereto, if any, that it was required to file with (i) the Federal Reserve Board; (ii) the FDIC; (iii) any state banking or securities authorities; and (iv) any other Regulatory Agency with jurisdiction over Valley or any of its subsidiaries. As of their respective dates, each of such reports and documents, including any financial statements, exhibits and schedules thereto, complied in all material respects with the relevant statutes, rules and regulations enforced or promulgated by the Regulatory Agency with which they were filed, and did not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

      SECTION 2.11.  LOAN PORTFOLIO.

      (a) All loans and discounts shown on the Valley Financial Statements or which were entered into after the date of the most recent balance sheet included in the Valley Financial Statements were and will be made in all material respects for good, valuable and adequate consideration in the ordinary course of the business of Valley and its subsidiaries, in accordance in all material respects with sound banking practices.

      (b) The allowances for loan or lease losses contained in the Valley Financial Statements were established in accordance with GAAP and the rules and regulations of the applicable Regulatory Agency and the past practices of Valley.

      (c) The sum of the aggregate amount of (i) all Nonperforming Assets (as defined below), (ii) all troubled debt restructurings (as defined under GAAP) ("TDRs"), and (iii) excluding those TDRs that are at current market rates that meet current underwriting guidelines, that management does not consider to have significant risk, and that have not been delinquent in the past 12 months, on the books of Valley does not exceed $3,500,000. "Nonperforming Assets" shall mean (A) accruing loans and leases delinquent 90 days or more, (B) assets classified as other real estate owned and other assets acquired through foreclosure, including in-substance foreclosed real estate, and (C) loans and leases that are on non-accrual status, in each case under (A), (B) and (C) above, pursuant to the definitions applied by the Regulatory Agencies.

      SECTION 2.12. INVESTMENT PORTFOLIO. All United States Treasury securities, obligations of other United States Government agencies and corporations, obligations of States and political subdivisions of the United States and other investment securities held by Valley or its subsidiaries, as reflected in the latest consolidated balance sheet of Valley included in the Valley Financial Statements, are carried in the aggregate at no more than cost adjusted for amortization of premiums and accretion of discounts in accordance with generally accepted accounting principles, specifically including but not limited to FAS 115.

      SECTION 2.13. INTEREST RATE RISK MANAGEMENT INSTRUMENTS. All interest rate swaps, caps, floors, option agreements and other interest rate risk management arrangements, whether entered into for the account of Valley or its subsidiaries or for the account of a customer of Valley or one of its subsidiaries, were entered into in the ordinary course of business and in accordance with prudent banking practice and applicable rules, regulations and policies and with counterparties believed to be financially responsible at the time.

      SECTION 2.14.  EMPLOYEE MATTERS AND ERISA.

      (a) Neither Valley nor any of its subsidiaries has entered into any collective bargaining agreement with any labor organization with respect to any group of employees of Valley or any of its subsidiaries and to the knowledge of Valley there is no present effort nor existing proposal to attempt to unionize any group of employees of Valley or any of its subsidiaries.

      (b) Except as may be disclosed in Section 2.14(b) of the Disclosure Schedule, (i) Valley and its subsidiaries are and have been in material compliance with all applicable laws respecting employment and employment practices, terms and conditions of employment and wages and hours, and neither Valley nor any of its subsidiaries is engaged in any unfair labor practice;
(ii) there is no material unfair labor practice complaint against Valley or any subsidiary pending or, to the knowledge of Valley, threatened before the National Labor Relations Board; (iii) there is no labor dispute, strike, slowdown or stoppage actually pending or, to the knowledge of Valley, threatened against or directly affecting Valley or any subsidiary; and (iv) neither Valley nor any subsidiary has experienced any material work stoppage or other material labor difficulty during the past five (5) years.

      (c) Except as may be disclosed in Section 2.14(c) of the Disclosure Schedule, neither Valley nor any subsidiary maintains, contributes to or participates in or has any liability under any employee benefit plans, as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), or any nonqualified employee benefit plans or deferred compensation, bonus, stock or incentive plans, or other employee benefit, fringe, medical or insurance benefit programs for the benefit of former or current employees or directors of Valley or any subsidiary (the "Valley Employee Plans"). To the knowledge of Valley, no present or former employee of Valley or any subsidiary has been charged with breaching a fiduciary duty under any of the Valley Employee Plans. Neither Valley nor any of its subsidiaries participates in, nor has it any present or future obligation or liability under, any multiemployer plan (as defined at Section 3(37) of ERISA). Except as may be separately disclosed in Section 2.14(c) of the Disclosure Schedule, neither Valley nor any subsidiary maintains, contributes to, or participates in, any plan that provides health, major medical, disability or life insurance benefits to former employees of Valley or any subsidiary. True and correct copies of all plans reflected in Section 2.14(c) will be supplied to FWNC within seven (7) days following date of execution of this Agreement.

      (d) Neither Valley nor any of its subsidiaries maintain, nor have any of them maintained for the past ten years, any Employee Plans subject to Title IV of ERISA or Section 412 of the Code. No reportable event (as defined in
Section 4043 of ERISA) has occurred with respect to any Employee Plans as to which a notice would be required to be filed with the Pension Benefit Guaranty Corporation. No claim is pending, and Valley has not received notice of any threatened or imminent claim with respect to any Employee Plan (other than a routine claim for benefits for which plan administrative review procedures have not been exhausted) for which Valley or any of its subsidiaries would be liable after December 31, 1994, except as reflected on the Valley Financial Statements. Valley and its subsidiaries do not have any liabilities for excise taxes under Sections 4971, 4975, 4976, 4977, 4979 or 4980B of the Internal Revenue Code of 1986, as amended (the "Code") or for a fine under Section 502 of ERISA with respect to any Employee Plan. All Employee Plans have in all material respects been operated, administered and maintained in accordance with the terms thereof and in compliance with the requirements of all applicable laws, including, without limitation, ERISA, COBRA and the Code.

      (e) Except as may be disclosed in Section 2.14(e) of the Disclosure Schedule, neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby (either alone or upon the occurrence of any additional acts or events) will (i) result in any payment (including, without limitation, severance, unemployment compensation, golden parachute or otherwise) becoming due to any director, officer or employee of Valley or any of its affiliates from Valley or any of its affiliates under any Valley Employee Plan or otherwise; (ii) increase any benefits otherwise payable under any Valley Employee Plan; or (iii) result in any acceleration of the time of payment or vesting of any such benefits or constitute a payment which fails to be deductible for federal income tax under 280G.

      SECTION 2.15. TITLE TO PROPERTIES; INSURANCE. Except as may be disclosed in Section 2.15 of the Disclosure Schedule, (i) Valley and its subsidiaries have marketable title, insurable at standard rates, free and clear of all liens, charges and encumbrances (except taxes which are a lien but not yet payable and liens, charges or encumbrances reflected in the Valley Financial Statements and easements, rights-of-way, and other restrictions which are not material and further excepting in the case of Other Real Estate Owned ("O.R.E.O."), as such real estate is internally classified on the books of Valley or its subsidiaries, rights of redemption under applicable law) to all of their real properties; (ii) all leasehold interests for real property and any material personal property used by Valley and its subsidiaries in their businesses are held pursuant to lease agreements which to the best knowledge of Valley are valid and enforceable in accordance with their terms; (iii) all such properties comply in all material respects with all applicable private agreements, zoning requirements and other governmental laws and regulations relating thereto and there are no condemnation proceedings pending or, to the knowledge of Valley, threatened with respect to such properties; (iv) all such properties are free of liens and encumbrances; and (v) all material insurable properties owned or held by Valley and its subsidiaries are adequately insured by financially sound and reputable insurers in such amounts and against fire and other risks insured against by extended coverage and public liability insurance, as is customary with bank holding companies of similar size.

      SECTION 2.16.  ENVIRONMENTAL MATTERS.

      (a) As used in this Agreement, "Environmental Laws" means all local, state and federal environmental, health and safety laws and regulations in all jurisdictions in which Valley and its subsidiaries have done business or owned, leased or operated property, including, without limitation, the Federal Resource Conservation and Recovery Act, the Federal Comprehensive Environmental Response, Compensation and Liability Act, the Federal Clean Water Act, the Federal Clean Air Act, and the Federal Occupational Safety and Health Act.

      (b) Except as may be disclosed in Section 2.16 of the Disclosure Schedule, neither the conduct nor operation of Valley or its subsidiaries nor any condition of any property presently or previously owned, leased or operated by any of them violates or violated Environmental Laws in any respect material to the business of Valley and its subsidiaries and no condition has existed or event has occurred with respect to any of them or any such property that, with notice or the passage of time, or both, would constitute a violation material to the business of Valley and its subsidiaries of Environmental Laws or obligate (or potentially obligate) Valley or its subsidiaries to remedy, stabilize, neutralize or otherwise alter the environmental condition of any such property where the aggregate cost of such actions would be material to Valley and its subsidiaries. Neither Valley nor any of its subsidiaries has received any notice from any person or entity that Valley or its subsidiaries or the operation or condition of any property ever owned, leased or operated by any of them are or were in violation of any Environmental Laws or that any of them are responsible (or potentially responsible) for the cleanup or other remediation of any pollutants, contaminants, or hazardous or toxic wastes, substances or materials at, on or beneath any such property.

      SECTION 2.17.  COMPLIANCE WITH LAW.

      (a) Valley and its subsidiaries have all material permits, licenses, authorizations, orders and approvals of, and have made all filings, applications and registrations with, all Regulatory Agencies that are required in order to permit them to own or lease their properties and assets and to carry on their businesses as presently conducted; all such permits, licenses, authorizations, orders and approvals are in full force and effect and no suspension or cancellation of any of them is threatened; and all such filings, applications and registrations are current.

      (b) Valley and each of its subsidiaries has complied in all material respects with all laws, regulations and orders (including without limitation zoning ordinances, building codes, ERISA, securities, tax, environmental, civil rights and occupational health and safety laws and regulations, and including, without limitation, all statutes, rules, regulations and policy statements pertaining to the conduct of a banking, deposit-taking, lending or related business, or to the exercise of trust powers) and governing instruments applicable to it and to the conduct of its business. Without limitation of the foregoing, Valley and the Subsidiary Bank are in material compliance with the applicable provisions of the CRA and the regulations promulgated thereunder, and currently have a CRA rating of satisfactory or better. There is no fact or circumstance or set of facts or circumstances which would cause Valley and the Subsidiary Bank to fail to comply with such provisions or cause the CRA rating of Valley and the Subsidiary Bank to fall below satisfactory.

      SECTION 2.18. BROKERAGE. Except may be disclosed in Section 2.18 of the Disclosure Schedule, there are no existing claims or agreements for brokerage commissions, finders' fees, or similar compensation in connection with the transactions contemplated by this Agreement payable by Valley or its subsidiaries.

      SECTION 2.19. INTERIM EVENTS. Except as disclosed in Section 2.19 of the Disclosure Schedule, since September 30, 1995, neither Valley nor its subsidiaries has paid or declared any dividend (other than dividends on the Valley Preferred Stock, payable in the amount of thirty cents ($.30) per quarter per share) or made any other distribution to shareholders or taken any action which if taken after the date of this Agreement would require the prior written consent of FWNC pursuant to Section 4.01(b) hereof.

      SECTION 2.20.  NON-BANKING  ACTIVITIES.   Except  as disclosed in Section
2.20 of the Disclosure Schedule, neither Valley nor any of its subsidiaries engages in or controls, directly or indirectly, any business or activity which is not listed at 12 C.F.R. Section 225.25.

      SECTION 2.21. PROPERTIES; CONTRACTS AND OTHER AGREEMENTS. Section 2.21 of the Disclosure Schedule lists or describes or attaches the following:

      (i) Each parcel of real property owned by Valley or its subsidiaries and the principal buildings and structures located thereon;

      (ii) Each lease of real property to which Valley or its subsidiaries is a party, identifying the parties thereto, the annual rental payable, the term and expiration date thereof and a brief description of the property covered;

      (iii) Each loan and credit agreement, conditional sales contract, indenture or other title retention agreement or security agreement relating to money borrowed by Valley or its subsidiaries (excluding repurchase agreements and Federal Home Loan Bank borrowings in the ordinary course of business);

      (iv) Each guaranty by Valley or any of its subsidiaries of any obligation for the borrowing of money or otherwise (excluding any endorsements and guarantees in the ordinary course of business and letters of credit issued by the Subsidiary Bank in the ordinary course of its business) or any warranty or indemnification agreement;

      (v) Each loan or guaranty of a loan in an amount in excess of $50,000 to any director, executive officer or five percent (5%) shareholder of Valley or any spouse, parent, grandparent, child, grandchild or sibling of any director, executive officer or five percent (5%) shareholder of Valley (each, a "Valley Affiliate"); and

      (vi) Each agreement of Valley or its subsidiaries not referred to elsewhere in this Section 2.21 which involves payment by Valley or its subsidiaries (other than as disbursement of loan proceeds to customers) of more than $50,000.

      SECTION 2.22. STATEMENTS TRUE AND CORRECT. None of the information supplied by Valley or its subsidiaries about Valley or its subsidiaries herein or in the Disclosure Statement, or which is supplied for inclusion in (i) the Registration Statement (as hereinafter defined); (ii) the Proxy Statement/Prospectus; and (iii) any other documents to be filed with any Regulatory Agency in connection with the transactions contemplated hereby does now or will, at the respective times such documents are filed, and, in the case of the Registration Statement, when it becomes effective, and, with respect to the Proxy Statement/Prospectus, when first mailed to the shareholders of Valley and at the time of the Valley Shareholder Meeting (as hereinafter defined), contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements made therein, in light of the circumstances under which they are made, not misleading.

                                 ARTICLE THREE

                           REPRESENTATIONS OF FWNC

      FWNC hereby makes the following representations and warranties to Valley:

      SECTION 3.01.  ORGANIZATION AND CAPITAL STOCK.

      (a) FWNC is a corporation duly incorporated and validly existing under the laws of the State of Indiana with full corporate power and authority to carry on its business as it is now being conducted. FWNC is a bank holding company registered with the Federal Reserve Board under the BHCA.

      (b) The authorized capital stock of FWNC consists of (i) 20,000,000 shares of FWNC Common, of which 11,424,073 shares are issued and outstanding; and (ii) 2,000,000 shares of preferred stock consisting of 1,000,000 shares of Class A Voting Preferred Stock and 1,000,000 shares of Class B Non-voting Preferred Stock, of which none are issued and outstanding. All of the issued and outstanding shares of FWNC Common are duly and validly issued and outstanding and are fully paid and non-assessable. The terms of the FWNC Preferred to be issued in the Merger may be established by the board of directors of FWNC, without shareholder approval, as contemplated by Chapter 25,
Section 2 of the Corporation Law.

      (c) None of the shares referred to in Sections 3.01(b) above has been issued in violation of any preemptive rights and, except as provided below in this subsection (c), there are no outstanding options, warrants, rights to subscribe for, calls, or commitments of any character whatsoever relating to, or securities or rights convertible into or exchangeable for, such shares or contracts, commitments, understandings or arrangements by which FWNC is or may be obligated to issue additional shares of capital stock or options, warrants or rights to purchase or acquire any additional shares of capital stock. There are outstanding options to purchase 503,736 shares of FWNC Common pursuant to the Fort Wayne National Corporation 1985 Stock Incentive Plan and Fort Wayne National Corporation 1994 Stock Incentive Plan, of which 161,586 shares are currently exercisable by the holders.

      (d) The shares of FWNC Common and FWNC Preferred to be issued as part of the Valley Common Merger Consideration shall, when issued and delivered in accordance with the terms of this Agreement and the Merger Letter of Transmittal, be duly authorized, validly issued, fully paid and nonassessable without violation of any preemptive or similar right of any person.

      SECTION 3.02. AUTHORIZATION. The Board of Directors of FWNC has, by all necessary action, approved this Agreement and the Merger and authorized the execution hereof on its behalf by its duly authorized officers and the performance by FWNC of its obligations hereunder. Subject to the filing of Articles of Amendment of FWNC's Amended Articles of Incorporation to authorize the FWNC Preferred (the "Articles of Amendment") and to the receipt of such approvals of the Regulatory Authorities as may be required by statute or regulation to consummate the transactions contemplated hereby, nothing in the Amended Articles of Incorporation or By-Laws of FWNC, as amended, or any agreement, instrument, decree, proceeding, law or regulation, by or to which FWNC or any of its subsidiaries are bound or subject will or would prohibit or inhibit FWNC from entering into and consummating this Agreement and the Merger on the terms and conditions herein contained. This Agreement has been duly and validly executed and delivered by FWNC and, subject to the filing of the Articles of Amendment and to the receipt of such approvals of the Regulatory Agencies as may be required by statute or regulation in order to consummate the transactions contemplated hereby, this Agreement is a valid and binding obligation of FWNC, enforceable against FWNC in accordance with its terms, subject to bankruptcy, insolvency, receivership, moratorium or other laws relating to or affecting creditors' rights generally and to general equity principles. Other than the filings of the Articles of Amendment and the Articles of Merger with the Indiana Secretary of State under the Corporate Law and the filings, consents, reviews, authorizations, approvals or exemptions required under the BHCA and the Indiana Financial Institutions Act, as amended, or as may be required by the Securities Act, the Exchange Act and the securities or blue sky laws of the various states, no notice to, filing with, exemption or review by, or authorization, consent or approval of, any public body or authority, or any other party, is required for the consummation by FWNC of the transactions contemplated by this Agreement.

      SECTION 3.03. SUBSIDIARIES. Each of FWNC's significant subsidiaries (as such term is defined under regulations of the Securities and Exchange
Commission  (the  "SEC"))  is  duly  organized,  validly  existing  and in good standing (if applicable) under the laws of the jurisdiction of its incorporation and has the corporate power to own its respective properties and assets and to carry on its respective business as now being conducted.

      SECTION 3.04. FINANCIAL INFORMATION. The consolidated balance sheets of FWNC and its subsidiaries as of December 31, 1993 and 1994 and related consolidated statements of income, changes in stockholders' equity and cash flows for the three (3) years ended December 31, 1994, together with the notes thereto, included in FWNC's Form 10-K for the year ended December 31, 1994, as currently on file with the SEC, and the unaudited consolidated balance sheets of FWNC and its subsidiaries as of March 31, 1995 and June 30, 1995 and the related unaudited consolidated income statements and statements of changes in stockholders' equity and cash flows for the three (3) months and six (6) months, respectively, then ended included in FWNC's Quarterly Reports on Form 10-Q for the quarters then ended, as currently on file with the SEC (together, the "FWNC Financial Statements"), have been prepared in accordance with GAAP applied on a consistent basis (except as may be disclosed therein) and fairly present in all material respects the consolidated financial position and the consolidated results of operations, changes in stockholders' equity and cash flows of FWNC and its consolidated subsidiaries as of the dates and for the periods indicated (subject, in the case of interim financial statements, to normal recurring year-end adjustments, none of which will be material). As of June 30, 1995, except as reflected or disclosed in the FWNC Financial Statements, FWNC had no liabilities, whether absolute, accrued, contingent, or otherwise, or due or to become due.

      SECTION 3.05. ABSENCE OF CHANGES. Since June 30, 1995, FWNC has not incurred any obligation or liability (absolute or contingent), except normal trade or business obligations or liabilities incurred in the ordinary course of business, and there has not been any material adverse change in the financial condition, the results of operations or the business of FWNC and its subsidiaries taken as a whole, nor have there been any events or transactions having such a material adverse effect which should be disclosed in order to make the FWNC Financial Statements not misleading.

      SECTION 3.06. LITIGATION. Except as disclosed in the FWNC Financial Statements, there are no actions, suits or proceedings pending or, to the best knowledge of FWNC, threatened against FWNC or any of its subsidiaries, and neither FWNC nor any of its subsidiaries is subject to any order, judgment or decree, that, in the aggregate could reasonably be expected to have a material adverse effect on the financial condition, properties, business or results of operations of FWNC and its subsidiaries taken as a whole.

      SECTION 3.07. REPORTS. FWNC and each of its significant subsidiaries has filed all material reports and statements, together with any amendments required to be made with respect thereto, that it was required to file with (i) the SEC, (ii) the Federal Reserve Board, (iii) the Office of the Comptroller of the Currency; (iv) the FDIC; (v) any state securities authorities; (vi) Nasdaq; and (vii) any other Regulatory Agency with jurisdiction over FWNC or any of its significant subsidiaries. As of their respective dates, each of such reports and documents, as amended, including the financial statements, exhibits and schedules thereto, complied in all material respects with the relevant statutes, rules and regulations enforced or promulgated by the Regulatory Agency with which they were filed, and did not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

      SECTION 3.08. COMPLIANCE WITH LAW. FWNC and its significant subsidiaries have all licenses, franchises, permits and other governmental authorizations that are legally required to enable them to conduct their respective businesses in all material respects and are in compliance in all material respects with all applicable laws and regulations.

      SECTION 3.09. STATEMENTS TRUE AND CORRECT. None of the information supplied by FWNC about FWNC or its subsidiaries herein, or to be supplied by FWNC for inclusion in (i) the Registration Statement (ii) the Proxy Statement/Prospectus and (iii) any other documents to be filed with any Regulatory Agency in connection with the transactions contemplated hereby does now or will, at the respective times such documents are filed, and, in the case of the Registration Statement, when it becomes effective, and with respect to the Proxy Statement/Prospectus, when first mailed to the shareholders of Valley and at the time of the Valley Shareholder Meeting, contain any untrue statement of a material fact, or omit to state any material fact necessary in order to make the statements made therein, in light of the circumstances under which they are made, not misleading.

                                 ARTICLE FOUR

                             AGREEMENTS OF VALLEY

      SECTION 4.01.  BUSINESS IN ORDINARY COURSE.

      (a) Valley shall not declare or pay any dividend or make any other distribution to shareholders, whether in cash, stock or other property, after the date of this Agreement, except for quarterly dividends in amounts that are not greater than $.30 per share on the Valley Preferred.

      (b) Valley shall, and shall cause each of its subsidiaries to, continue to carry on after the date hereof its respective business only in the usual, regular and ordinary course of business, as heretofore conducted, and by way of amplification and not limitation, Valley and each of its subsidiaries will not, without the prior written consent of FWNC (which shall not be unreasonably withheld):

            (i) issue or agree to issue any Valley Common or Valley Preferred or other capital stock or any options, warrants, or other rights to subscribe for or purchase Valley Common or Valley Preferred or any other capital stock or any securities convertible into or exchangeable for any capital stock of Valley or any of its subsidiaries; or

            (ii) redeem or commit to redeem, purchase or otherwise acquire any Valley Common or Valley Preferred or any other capital stock of Valley or its subsidiaries; or

            (iii)    effect   a  reclassification,  recapitalization,  splitup,
      exchange of shares, readjustment or other similar change in or to any capital stock or otherwise reorganize or recapitalize; or

            (iv) change its certificate or articles of incorporation or association, as the case may be, or bylaws; or

            (v)  grant any unusual increase in the compensation  payable  or to become payable to officers or salaried employees (other than the year end
      1995  bonuses  payable  to  certain             officers  in  the amounts
      described in Section 4.01(b)(v) of the Disclosure Schedule), grant any stock options or, except as required by law, adopt or make any change in any bonus, insurance, pension, or other Valley Employee Plan, agreement or arrangement made to, for or with any of such officers or employees; or

            (vi) borrow or agree to borrow any amount of funds, or directly or indirectly guarantee or agree to guarantee any obligations of others, except in the ordinary course of business; or

            (vii) make or commit to make any new loan or letter of credit or any new or additional discretionary advance under any existing line of credit in a manner inconsistent with its written underwriting policies in effect on the date of this Agreement; or

            (viii) enter into any material agreement, contract or commitment out of the ordinary course of business; or

            (ix) except in the ordinary course of business, place on any of its assets or properties any mortgage, pledge, lien, charge, or other encumbrance; or

            (x) sell or otherwise dispose of any real property or any material amount of any tangible or intangible personal property other than properties acquired in foreclosure or otherwise in the ordinary collection of indebtedness to Valley and its subsidiaries; or

            (xi) commit any act or fail to do any act which will cause a breach of any material agreement, contract or commitment and which will have a material adverse effect on Valley's and its subsidiaries' business, financial condition, or earnings; or

            (xii) take any action which would adversely effect or delay the ability of either FWNC or Valley to obtain any necessary approvals of any Regulatory Agency or other governmental authority required for the transactions contemplated hereby or to perform its covenants and agreements under this Agreement.

      (c) Valley shall promptly notify FWNC in writing of the occurrence of any matter or event known to and directly involving Valley, which would not include any changes in conditions that affect the banking industry generally, that is materially adverse to the business, operations, properties, assets, or condition (financial or otherwise) of Valley and its subsidiaries taken as a whole.

      (d) Valley shall not, on or before the earlier of the Closing Date or the date of termination of this Agreement, solicit or encourage, or, subject to the fiduciary duties of its directors as advised in writing by counsel, hold discussions or negotiations with or provide any information to, any person in connection with, any proposal from any person for the acquisition of all or any substantial portion of the business, assets, shares of Valley Common or Valley Preferred or other securities of Valley and its subsidiaries. Valley shall promptly (which for this purpose shall mean within two (2) business days) advise FWNC of its receipt of any such proposal or inquiry concerning any possible such proposal, the substance of such proposal or inquiry, and the identity of such person.

      SECTION 4.02. SUBMISSION TO SHAREHOLDERS. Valley shall cause to be duly called and held a special meeting of the holders of Valley Common and Valley Preferred (the "Valley Shareholders Meeting") for submission of this Agreement and the Merger for approval of such Valley shareholders as required by the Corporate Law. In connection with the Valley Shareholders' Meeting, (i) Valley shall cooperate and assist FWNC in preparing and filing a Registration Statement on Form S-4 covering the shares of FWNC Common and FWNC Preferred to be issued in the Merger, and any amendments or supplements thereto (the "Registration Statement"), including a Proxy Statement/Prospectus (the "Proxy Statement/Prospectus") with the SEC and applicable state securities authorities, and Valley shall mail the Proxy Statement/Prospectus to its shareholders; (ii) Valley shall furnish FWNC all information concerning itself that FWNC may reasonably request in connection with such Proxy Statement/Prospectus; and (iii) the Board of Directors of Valley (subject to compliance with its fiduciary duties as advised in writing by counsel) shall recommend to its shareholders the approval of this Agreement and the Merger contemplated hereby and use its best efforts to obtain such shareholder approval.

      SECTION 4.03. CONSUMMATION OF AGREEMENT. Valley shall use its best efforts to perform and fulfill all conditions and obligations on its part to be performed or fulfilled under this Agreement and to effect the Merger in accordance with the terms and provisions hereof, Valley shall furnish to FWNC in a timely manner all information, data and documents in the possession of Valley requested by FWNC as may be required to obtain any necessary regulatory or other approvals of the Merger or to file the Registration Statement, and shall otherwise cooperate fully with FWNC to carry out the purpose and intent of this Agreement.

      SECTION 4.04. RESTRICTION ON RESALES. Valley shall obtain and deliver to FWNC, at least thirty-one (31) days prior to the Closing Date, the signed agreement, in the form of Exhibit 4.04 hereto, of each person who may reasonably be deemed an "affiliate" of Valley within the meaning of such term as used in Rule 145 under the Securities Act of 1933, as amended (the "Securities Act"), regarding compliance with the provisions of such Rule 145.

      SECTION 4.05. ACCESS TO INFORMATION. Valley shall permit FWNC reasonable access in a manner which will avoid undue disruption or interference with Valley's normal operations to its properties and staff and shall permit FWNC to consult and confer with Valley's independent accountants and shall disclose and make available to FWNC all books, documents, papers and records relating to its assets, stock ownership, properties, operations, obligations and liabilities, including, but not limited to, all books of account (including the general ledger), tax records, minute books of directors' and shareholders' meetings, organizational documents, material contracts and agreements, loan files, filings with any regulatory authority, accountants' workpapers (if available and subject to the respective independent accountants' consent), litigation files (but only to the extent that such review would not result in a material waiver of the attorney-client or attorney work product privileges under the rules of evidence), plans affecting employees, and any other business activities or prospects in which FWNC may have a reasonable and legitimate interest in furtherance of the transactions contemplated by this Agreement. Valley shall make available for review to FWNC copies of all regulatory reports of the nature described in Section 2.10 above, as and when they are filed, as well as all financial and other information furnished to its Board of Directors, executive committee, loan committee (provided, that a summary may be supplied in lieu of a loan file) or trust committee of Valley or the Subsidiary Bank, or to shareholders of Valley, as and when they are so furnished. FWNC will hold any such information which is nonpublic in confidence in accordance with the provisions of Section 8.01 hereof.

                                 ARTICLE FIVE

                              AGREEMENTS OF FWNC

      SECTION 5.01.  REGULATORY APPROVALS AND REGISTRATION STATEMENT.

      (a) FWNC will cause the Articles of Amendment to be properly approved, filed and effective on or prior to the Closing Date.

      (b) FWNC shall file all regulatory applications required in order to consummate the Merger, including but not limited to the necessary applications for the prior approval of the Federal Reserve Board and the Indiana Department of Financial Institutions. FWNC shall keep Valley reasonably informed as to the status of such applications and make available to Valley, upon reasonable request by Valley from time to time, copies of such applications and any supplementally filed materials.

      (c) FWNC shall file with the SEC the Registration Statement relating to the shares of FWNC Common and FWNC Preferred to be issued to the shareholders of Valley pursuant to this Agreement, and shall use its best efforts to cause the Registration Statement to become effective. At the time the Registration Statement becomes effective, the Registration Statement shall comply in all material respects with the provisions of the Securities Act and the published rules and regulations thereunder, and shall not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not false or misleading, and at the time of mailing thereof to the shareholders of Valley, at the time of the Valley Shareholders Meeting and at the Effective Time the Proxy Statement/Prospectus included as part of the Registration Statement, as amended or supplemented by any amendment or supplement, shall not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein not false or misleading. FWNC shall timely file all documents required to obtain all necessary Blue Sky permits and approvals required to carry out the transactions contemplated by this Agreement, shall pay, all expenses incident thereto and shall use its reasonable efforts to obtain such permits and approvals on a timely basis; provided, however, that FWNC shall not be required to obtain any such permit or approval in any jurisdiction in which holders of less than 5% of the Valley Common and Valley Preferred reside if, in FWNC's judgment, obtaining such permit or approval would involve unreasonable expense or delay in consummation of the Merger.

      SECTION 5.02. CONSUMMATION OF AGREEMENT. FWNC shall use its best efforts to perform and fulfill all conditions and obligations on its part to be performed or fulfilled under this Agreement and to effect the Merger in accordance with the terms and conditions of this Agreement.

      SECTION   5.03.   DIRECTORS'  AND  OFFICERS'  LIABILITY   INSURANCE   AND
INDEMNIFICATION.

      (a) Following the Effective Time, FWNC will provide the directors and officers of Valley and its subsidiaries with the same directors' and officers' liability insurance coverage that FWNC provides to directors and officers of its other banking subsidiaries generally. FWNC shall use its best efforts (which shall not be deemed to require, however, the payment of any special premium or other charge or expense) to obtain an endorsement to its directors' and officers' liability insurance policy to cover acts and omissions of the directors and officers of Valley and its subsidiaries occurring or failing to occur prior to the Closing Date; provided, however, that if FWNC is unable to obtain such endorsement, then Valley may purchase tail coverage under its existing directors' and officers' liability insurance on such terms and provisions as Valley deems appropriate provided that the total cost thereof shall not exceed $100,000.

      (b) For six (6) years after the Effective Time, FWNC shall indemnify, defend and hold harmless the present and former officers, directors, employees and agents of Valley and its subsidiaries and the trustees of the Employee Stock Ownership Plan sponsored by Valley ("KSOP") (each, an "Indemnified Party") against all losses, expenses, claims, damages, or liabilities arising out of actions or omissions in such capacities or in any other "official capacity" (as such term is defined in Section 9.05F.(3) of Valley's Articles of Incorporation as in effect on the date hereof) occurring on or prior to the Effective Time (including, without limitation, the transactions contemplated by this Agreement) to the full extent then permitted under the Corporate Law and by Valley's Articles of Incorporation as in effect on the date hereof, including provisions relating to advances of expenses incurred in the defense of any action or suit.

      (c) If, after the Effective Time, FWNC or any of its successors or assigns (i) shall consolidate with or merge into any other corporation or entity and shall not be the continuing or surviving corporation or entity of such consolidation or merger; or (ii) shall transfer all or substantially all of its properties and assets to any individual, corporation or other entity, then and in each such case, proper provision shall be made so that the successors and assigns of FWNC shall assume any remaining obligations set forth in this Section 5.03.

      SECTION 5.04.  EMPLOYEE BENEFITS.

      (a) FWNC shall, with respect to each employee of Valley or its subsidiaries who becomes an employee of FWNC or its subsidiaries upon the Merger (each a "Continued Employee"), provide the benefits described in this
Section 5.04. Subject to the right of subsequent amendment, modification or termination in FWNC's sole discretion, each Continued Employee shall be entitled, as a new employee of FWNC or its subsidiaries, to participate in such employee benefit plans, as defined in Section 3(3) of ERISA, or any non-qualified employee benefit plans or deferred compensation, stock option, bonus or incentive plans, or other employee benefit or fringe benefit programs that may be in effect generally for employees of FWNC and its subsidiaries (the "FWNC Plans"), and as a Continued Employee shall be eligible and, if required, selected for participation therein under the terms thereof. Continued
Employees shall be eligible to participate on the same basis as similarly situated employees of FWNC and its subsidiaries. All such participation shall be subject to such terms of such plans as may be in effect from time to time and this Section 5.04 is not intended to give Continued Employees any rights or privileges superior to those of other employees of FWNC or its subsidiaries. FWNC may terminate or modify all Valley Employee Plans except insofar as benefits thereunder shall have vested one hundred percent (100%) and regardless of years of service on the Closing Date and cannot be modified and FWNC's obligation under this Section 5.04 shall not be deemed or construed so as to provide duplication of similar benefits but, subject to that qualification, FWNC shall, for purposes of vesting and any age or period of service requirements for commencement of participation with respect to any FWNC Plans in which Continued Employees may participate, credit each Continued Employee with his or her term of service and any other eligibility requirement with Valley and its subsidiaries.

      (b) Between the date of this Agreement and the Closing Date, FWNC shall make every effort to merge one hundred percent (100%) of Valley's Plan into FWNC Plans and fully cooperate with Valley to determine the actions to be taken with respect to the Employee Stock Ownership Plan ("KSOP") sponsored by Valley in a manner that is mutually satisfactory to FWNC and Valley and that will provide (i) one hundred percent (100%) full vesting and nonforfeitability of participants' interest in their accounts transferred from the KSOP, regardless of years of service, and (ii) continued administration of existing KSOP participant loans within the limitations of 26 USC Section 72(p).

      SECTION 5.05. BOARD COMPOSITION. FWNC's Board of Directors shall take all requisite action to elect Dennis J. Schwartz as a director of FWNC effective as of the first meeting of FWNC's Board of Directors following the Effective Time.

      SECTION 5.06. ACCESS TO INFORMATION. FWNC shall permit Valley reasonable access in a manner which will avoid undue disruption or interference with FWNC's normal operations to its properties and shall disclose and make available to Valley all books, documents, papers and records relating to its assets, stock ownership, properties, operations, obligations and liabilities, including, but not limited to, all books of account (including the general ledger), tax records, minute books of directors' and shareholders' meetings, organizational documents, material contracts and agreements, loan files, filings with any regulatory authority, accountants' workpapers (if available and subject to the respective independent accountants' consent), litigation files (but only to the extent that such review would not result in a material waiver of the attorney-client or attorney work product privileges under the rules of evidence), plans affecting employees, and any other business activities or prospects in which Valley may have a reasonable and legitimate interest in furtherance of the transactions contemplated by this Agreement. Valley will hold any such information which is nonpublic in confidence in accordance with the provisions of Section 8.01 hereof.

      SECTION 5.07. NO NAME CHANGE. FWNC will not allow the name of the Subsidiary Bank, "Valley American Bank and Trust Company," to be changed for two (2) years after the Effective Time without the written consent of Darwin L. Wiekamp or Dennis J. Schwartz.

      SECTION 5.08. VALUE OF FWNC PREFERRED STOCK. FWNC agrees that it will record on its financial records that the value of the FWNC Preferred Stock at the Effective Time is $50.00 per share.

                                  ARTICLE SIX

                        CONDITIONS PRECEDENT TO MERGER

      SECTION 6.01. CONDITIONS TO FWNC'S OBLIGATIONS. FWNC's obligation to effect the Merger shall be subject to the satisfaction (or waiver by FWNC) prior to or on the Closing Date of the following conditions:

      (a) The representations and warranties made by Valley in this Agreement and in the Disclosure Schedule shall be true in all material respects on and as of the Closing Date with the same effect as though such representations and warranties had been made or given on and as of the Closing Date;

      (b) Valley shall have performed and complied in all material respects with all of its obligations and agreements required to be performed on or prior to the Closing Date under this Agreement;

      (c) No temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction or other legal restraint or prohibition (an "Injunction") preventing the consummation of the Merger shall be in effect, nor shall any proceeding by any bank regulatory authority or other person seeking any of the foregoing be pending; and there shall not be any action taken, or any statute, rule, regulation or order enacted, entered, enforced or deemed applicable to the Merger which makes the consummation of the Merger illegal or which, in the reasonable opinion of counsel for FWNC, after an independent review of readily available facts and applicable law, poses a risk of resulting in the divestiture of Valley or the Subsidiary Bank, or any portion of FWNC's or Valley's consolidated assets, or the assessment of material damages against FWNC or its subsidiaries if the Merger is consummated;

      (d) All necessary regulatory approvals, consents, authorizations and other approvals, including the requisite approval of this Agreement and the Merger by the shareholders of Valley, required by law for consummation of the Merger shall have been obtained and all waiting periods required by law shall have expired;

      (e) FWNC shall have received all certificates, opinions and other documents required by this Agreement to be received from Valley on or prior to the Closing Date, all in form and substance reasonably satisfactory to FWNC;

      (f) The Registration Statement shall be effective under the Securities Act and no stop order suspending the effectiveness of the Registration Statement shall be in effect or proceedings for such purpose pending before or threatened by the SEC or any state securities agency;

      (g) That certain Agreement (the "Designated Valley Shareholders Agreement"), of even date herewith, among FWNC, Dennis J. Schwartz, James T. Schwartz, Mary Lou Schwartz, Darwin L. Wiekamp, Dorothy J. Wiekamp, Donald L Zimmerman, Mary E. Zimmerman and MARDOT, Ltd. (the "Designated Valley Shareholders"), shall not have been breached by any Designated Valley Shareholder (or by the estate of any Designated Valley Shareholder who shall have died between the date hereof and the Closing Date) and shall remain in full force and effect as of the Closing Date enforceable by the parties thereto in accordance with its terms; and

      (h) Since September 30, 1995, there shall have been no material adverse change in the business, results of operations, assets, liabilities, contingent liabilities, obligations, working capital, reserves or financial condition of Valley and its subsidiaries taken as a whole, whether or not in the ordinary course of business. Neither Valley nor any of its subsidiaries, nor any of their respective properties or assets shall be (i) a party to or subject to any pending or threatened claim, action, suit, investigation or proceeding, or subject to any order, judgment or decree or (ii) subject to any notice of violation or have violated or be in violation of any law, statute, regulation, rule, license, judgment, decree, order, agreement or other instrument, which in case of any matter described in a(i) or (ii) would individually or in the aggregate, have or could reasonably be expected to have a material adverse effect on the business, results of operations, assets, liabilities, contingent liabilities, obligations, working capital, prospects, reserves or financial condition of Valley and its subsidiaries taken as a whole; and

      (i) The FWNC Average Price shall not be less than $26.00, provided, if, between the date hereof and the Effective Time, a share of FWNC Common shall be changed into a different number of shares of FWNC Common or a different class of shares by reason of reclassification, recapitalization, splitup, exchange of shares or readjustment or if a stock dividend thereon shall be declared after the date hereof (a "Share Adjustment"), then the $26.00 amount used in this
Section 6.01(i), shall be appropriately and proportionately adjusted to reflect such Share Adjustment.

      SECTION 6.02. CONDITIONS TO VALLEY'S OBLIGATIONS. Valley's obligation to effect the Merger shall be subject to the satisfaction (or waiver by Valley) prior to or on the Closing Date of the following conditions:

      (a) The representations and warranties made by FWNC in this Agreement shall be true in all material respects on and as of the Closing Date with the same effect as though such representations and warranties had been made or given on the Closing Date;

      (b) FWNC shall have performed and complied in all material respects with all of its obligations and agreements hereunder required to be performed on or prior to the Closing Date under this Agreement;

      (c) No Injunction preventing the consummation of the Merger shall be in effect, nor shall any proceeding by any bank regulatory authority or other governmental agency seeking any of the foregoing be pending. There shall not be any action taken, or any statute, rule, regulation or order enacted, entered, enforced or deemed applicable to the Merger which makes the consummation of the Merger illegal;

      (d) All necessary regulatory approvals, consents, authorizations and other approvals, including the requisite approval of this Agreement and the Merger by the shareholders of Valley, required by law for consummation of the Merger shall have been obtained and all waiting periods required by law shall have expired;

      (e) Valley shall have received all certificates, opinions and other documents required by this Agreement to be received from FWNC on or prior to the Closing Date, all in form and substance reasonably satisfactory to Valley;

      (f) The Registration Statement shall be effective under the Securities Act and no stop order suspending the effectiveness of the Registration Statement shall be in effect or proceedings for such purpose pending before or threatened by the SEC or any state securities agency;

      (g) Valley shall have received an opinion of its counsel, Barnes & Thornburg, to the effect that, if the Merger is consummated in accordance with the terms set forth in this Agreement, the Merger will constitute a reorganization within the meaning of Section 368(a)(1)(A) of the Code; and that opinion will further conclude that the Cash Component received by Valley Shareholders will not, under Section 356 of the Code, have the effect of a distribution of a dividend, that the FWNC Preferred will not be 306 stock under
Section 306 of the Code, and that Valley Shareholders shall not be deemed to have received a distribution under Section 305 of the Code; and

      (h) The FWNC Average Price shall not be less than $26.00, provided, if, between the date hereof and the Effective Time, a share of FWNC Common shall be changed into a different number of shares of FWNC Common or a different class of shares by reason of reclassification, recapitalization, splitup, exchange of shares or readjustment or a stock dividend thereon shall be declared after the date hereof (a "Share Adjustment"), then the $26.00 amount used in this Section 6.02(h), shall be appropriately and proportionately adjusted to reflect such Share Adjustment; and

      (i) The Trustees of Valley's KSOP shall have received the opinion of Southard Financial, dated as of the date of the Proxy Statement, to the effect that the consideration to be received in the Merger by the KSOP is fair from a financial point of view, and such opinion shall not have been withdrawn at the time of the Closing Date.

     (j) The directors of Valley shall have received the opinion of Keefe Bruyette & Woods that the fair market value of the FWNC preferred at the Effective Time is not less than $45.00 per share.

                                ARTICLE SEVEN

                          TERMINATION OR ABANDONMENT

      SECTION 7.01. MUTUAL AGREEMENT. This Agreement may be terminated by the mutual written agreement of FWNC and Valley at any time prior to the Closing Date, regardless of whether approval of this Agreement and the Merger by the shareholders of Valley shall have been previously obtained.

      SECTION 7.02. BREACH OF AGREEMENTS. In the event that there is a material breach in any of the representations and warranties or agreements of FWNC or Valley, which breach is not cured within thirty (30) days after notice to cure such breach is given to the breaching party by the non-breaching party, then the non-breaching party, regardless of whether shareholder approval of this Agreement and the Merger shall have been previously obtained, may terminate and cancel this Agreement by providing written notice of such action to the other party hereto.

      SECTION 7.03. FAILURE OF CONDITIONS. In the event any of the conditions to the obligations of either party are not satisfied or waived on or prior to the Closing Date, and if any applicable cure period provided in Section 7.02 hereof has lapsed, then such party may, regardless of whether approval of this Agreement and the Merger by the shareholders of Valley shall have been previously obtained, terminate and cancel this Agreement by delivery of written notice of such action to the other party on such date.

      SECTION 7.04. REGULATORY APPROVAL DENIAL. If any regulatory application filed pursuant to Section 5.01(a) hereof should be finally denied or disapproved by the respective regulatory authority, then this Agreement thereupon shall be deemed terminated and canceled; provided, however, that a request for additional information or undertaking by FWNC, as a condition for approval, shall not be deemed to be a denial or disapproval so long as FWNC diligently provides the requested information or undertaking. In the event an application is denied pending an appeal, petition for review, or similar such act on the part of FWNC (hereinafter referred to as the "appeal") then the application will be deemed denied unless FWNC prepares and timely files such appeal and continues the appellate process for purposes of obtaining the necessary approval.

      SECTION 7.05. SHAREHOLDER APPROVAL DENIAL. If this Agreement or the relevant transactions contemplated hereby are not approved by the requisite vote of the shareholders of Valley at the Valley Shareholders Meeting, then either party may terminate this Agreement.

      SECTION 7.06. TERMINATION DATE. If the Closing Date does not occur on or prior to September 1, 1996, then this Agreement may be terminated by either party by giving written notice thereof to the other, provided that the party seeking to terminate has not breached any of its representations, warranties, covenants or agreements contained herein.

      SECTION 7.07.  TERMINATION FEE.

      (a) Upon the occurrence of one or more Triggering Events (as defined in Section 7.07(b) hereof, Valley shall pay to FWNC the sum of $2,000,000:

      (b) As used herein, the term "Triggering Event" shall mean the occurrence of the following after the date hereof:

            (i)(A) termination of this Agreement by either party due to the failure of Valley's shareholders to approve this Agreement and the transactions contemplated hereby at a meeting called for such purpose(provided FWNC is not then in material breach of this Agreement),
      (B) a majority of the board of directors of Valley shall have determined to recommend a Competing Transaction to Valley's shareholders, (C) Valley shall enter into a definitive agreement with respect to a Competing Transaction, or (D) the board of directors of Valley shall have withdrawn or modified in any manner adverse to FWNC its approval or recommendation of the Merger or this Agreement, and (ii) within twelve (12) months thereafter, a Competing Transaction shall occur, which in the case of (B) and (C) of clause (i) involves a party to whom the event described in (B) or (C) relates.

      For purposes of this Section 7.07, the term "Competing Transaction" means any of the following, other than the transactions contemplated by the
Agreement: (i) any person or group of persons (other than FWNC) shall acquire after the date hereof beneficial ownership of twenty-five percent (25%) or more of the Valley Common or Valley Preferred, exclusive of shares of Valley Common or Valley Preferred sold directly or indirectly to such person or group of persons by FWNC; or (ii) a merger, consolidation, share exchange, business combination, or similar transaction involving Valley or Valley's banking subsidiary shall occur; or (iii) a sale, lease, exchange, transfer or other disposition of twenty-five percent (25%) or more of the assets of Valley or its banking subsidiary shall occur.

      (c) As used in this Agreement, the terms "person" and "group of persons" shall have the meanings conferred thereon by Sections 3(a)(9) and 13(d)(3) of the Exchange Act and the regulations promulgated thereunder and the term "beneficial ownership" shall have the meaning conferred thereon by Section 13(d) of the Exchange Act and the regulations promulgated thereunder.

                                 ARTICLE EIGHT

                                    GENERAL

      SECTION 8.01. CONFIDENTIAL INFORMATION. The parties acknowledge the confidential and proprietary nature of the "Information" (as herein described) which has heretofore been exchanged and which will be received from each other hereunder and agree to hold and keep the same confidential. Such Information will include any and all financial, technical, commercial, marketing, customer or other information concerning the business, operations and affairs of a party that may be provided to the other, irrespective of the form of the communications, by such party's employees or agents. Such Information shall not include information which is or becomes generally available to the public other than as a result of a disclosure by a party or its representatives in violation of this Agreement. The parties agree that the Information will be used solely for the purposes contemplated by this Agreement and that such Information will not be disclosed to any person other than employees and agents of a party who are directly involved in evaluating the transaction. The Information shall not be used in any way detrimental to a party, including use directly or indirectly in the conduct of the other party's business or any business or enterprise in which such party may have an interest, now or in the future, and whether or not now in competition with such other party.

      SECTION 8.02. PUBLICITY. FWNC and Valley shall cooperate with each other in the development and distribution of all news releases and other public disclosures concerning this Agreement and the Merger and shall not issue any news release or make any other public disclosure without the prior consent of the other party, unless it reasonably believes such is required by law upon the advice of counsel or is in response to published newspaper or other mass media reports regarding the transaction contemplated hereby, in which such latter event the parties shall give reasonable notice, and to the extent practicable, consult with each other regarding such responsive public disclosure.

      SECTION 8.03. RETURN OF DOCUMENTS. Upon termination of this Agreement without the Merger becoming effective, each party (i) shall deliver to the other originals and all copies of all Information made available to such party;
(ii) will not retain any copies, extracts or other reproductions in whole or in part of such Information; and (iii) will destroy all memoranda, notes and other writings prepared by any party based on the Information.

      SECTION 8.04. NOTICES. Any notice or other communication shall be in writing and shall be deemed to have been given or made on the date of delivery, in the case of hand delivery, or three (3) business days after deposit in the United States Registered Mail, postage prepaid, or upon receipt if transmitted by facsimile telecopy or any other means, addressed (in any case) as follows:

      (a)  if to FWNC :

                  Fort Wayne National Corporation
                  110 West Berry Street
                  Fort Wayne, Indiana 46802
                  Attention:  Jackson R. Lehman, Chairman

            with a copy to:

                  Baker & Daniels
                  111 East Wayne Street, Suite 800
                  Fort Wayne, Indiana 46802
                  Attention:  Steven H. Hazelrigg, Esq.

and

      (b)  if to Valley:

                  Valley Financial Services, Inc.
                  P.O. Box 328
                  South Bend, Indiana 46624-0328
                  Attention:  Darwin L. Wiekamp
                         Chairman of the Board
                  Facsimile: 219-256-6014

            with a copy to:

                  Barnes & Thornburg
                  600 1st Source Bank Center
                  100 North Michigan
                  South Bend, Indiana 46601-1632
                  Attention: John A. Burgess, Esq.
                  Facsimile: (219) 237-1125
or to such other address as any party may from time to time designate by notice to the others.

      SECTION 8.05. LIABILITIES. Except as provided in Section 7.07 hereof, in the event that this Agreement is terminated pursuant to the provision of Article Seven hereof, no party hereto shall have any liability to any other party for costs, expenses, damages or otherwise; provided, however, that, notwithstanding the foregoing, in the event that this Agreement is terminated pursuant to Section 7.02 hereof on account of a willful breach of any of the representations and warranties set forth herein or any breach of any of the agreements set forth herein, then the non-breaching party shall be entitled to recover appropriate damages from the breaching party.

      SECTION 8.06. NONSURVIVAL OF REPRESENTATIONS, WARRANTIES AND AGREEMENTS. Except for, and as provided in, this Section 8.06, no representation, warranty or agreement contained in this Agreement shall survive the Effective Time or the earlier termination of this Agreement; provided, however, that no such representation, warranty or covenant shall be deemed to be terminated or extinguished so as to deprive FWNC or Valley (or any director, officer or controlling person thereof) of any defense in law or equity which otherwise would be available against the claims of any person (including, without limitation, any shareholder or former shareholder of either FWNC or Valley), the aforesaid representations, warranties and covenants being material inducements to the consummation by FWNC and Valley of the transactions contemplated herein. The agreements set forth in Sections 1.08, 5.03, 5.04,
5.05 and 5.07 hereof shall survive the Effective Time and the agreements set forth in Sections 7.07, 8.01, 8.02, 8.03 and 8.05 hereof shall survive the Effective Time or the earlier termination of this Agreement.

      SECTION 8.07. ENTIRE AGREEMENT. This Agreement (including the Disclosure Schedule and the exhibits hereto) constitutes the entire agreement between the parties and supersedes and cancels any and all prior discussions, negotiations, undertakings, agreements in principle or other agreements between the parties relating to the subject matter hereof.

      SECTION 8.08. HEADINGS AND CAPTIONS. The captions of Articles and Sections hereof are for convenience only and shall not control or affect the meaning or construction of any of the provisions of this Agreement.

      SECTION 8.09. WAIVER, AMENDMENT OR MODIFICATION. The conditions of this Agreement which may be waived may only be waived by notice to the other party waiving such condition. The failure of any party at any time or times to require performance of any provision hereof shall in no manner affect the right at a later time to enforce the same. This Agreement may be amended or modified by the parties hereto, at any time before or after shareholder approval of the Agreement; provided, however, that after any such approval no such amendment or modification shall alter the amount or change the form of the Valley Merger Consideration contemplated by this Agreement to be received by shareholders of Valley. This Agreement may not be amended or modified except by a written document duly executed by the parties hereto.

      SECTION 8.10. RULES OF CONSTRUCTIONS. Unless the context otherwise requires, (i) a term has the meaning assigned to it; (ii) an accounting term not otherwise defined has the meaning assigned to it in accordance with GAAP; and (iii) words in the singular may include the plural and in the plural include the singular.

      SECTION 8.11. COUNTERPARTS. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original and all of which shall be deemed one and the same instrument. For purposes of executing this Agreement, a document (or signature page thereto) signed and transmitted by facsimile machine or telecopier is to be treated as an original document. The signature of any party thereon, for purposes hereof, is to be considered as an original signature, and the document transmitted is to be considered to have the same binding effect as an original signature on an original document. At the request of any party, any facsimile or telecopy document shall be re-executed in original form by the parties who executed the facsimile or telecopy document. No party may raise the use of a facsimile machine or telecopier or the fact that any signature was transmitted through the use of a facsimile or telecopier machine as a defense to the enforcement of this Agreement or any amendment or other document executed in compliance with this
Section 8.11.

      SECTION 8.12. SUCCESSORS AND ASSIGNS. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. There shall be no third party beneficiaries hereof, except for and to the extent of persons with a demonstrable interest in the provisions of Sections 5.03 and 5.04 hereof.

      SECTION 8.13. SEVERABILITY. In the event that any provisions of this Agreement or any portion thereof shall be finally determined to be unlawful or unenforceable, such provision or portion thereof shall be deemed to be severed from this Agreement, and every other provision, and any portion of a provision, that is not invalidated by such determination, shall remain in full force and effect. To the extent that a provision is deemed unenforceable by virtue of its scope but may be made enforceable by limitation thereof, such provision shall be enforceable to the fullest extent permitted under the laws and public policies of the State whose laws are deemed to govern enforceability. It is declared to be the intention of the parties that they would have executed the remaining provisions without including any that may be declared unenforceable.

      SECTION 8.14. GOVERNING LAW; ASSIGNMENT. This Agreement shall be governed by the laws of the State of Indiana and applicable federal laws and regulations. This Agreement may not be assigned by either of the parties hereto.

      IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.


                              VALLEY FINANCIAL SERVICES, INC.


                              By: /s/ Darwin L. Wiekamp
                                  ___________________________________
                                    Darwin L. Wiekamp
                                    Chairman of the Board


                              FORT WAYNE NATIONAL CORPORATION


                              By:  /s/ Jackson R. Lehman
                                   ___________________________________
                                    Jackson R. Lehman, Chairman of the
                                    Board of Directors and Chief
                                    Executive Officer

                                                                  EXHIBIT 1.09


      SUBDIVISION C.  CLASS B PREFERRED STOCK, SERIES 1.

      SUBSECTION   5.03.7.   DESIGNATION  AND  OTHER  TERMS  OF  6%  CUMULATIVE
CONVERTIBLE CLASS B PREFERRED STOCK, SERIES 1.

            (a)   DESIGNATION AND RANK.

                  (i) The designation of this series of Class B Preferred Stock is the 6% Cumulative Convertible Class B Preferred Stock, Series 1 (hereinafter referred to as the "Series 1 Stock"), and the number of shares constituting such series shall be 740,000. Series I stock shall be without value but shall have a stated value of fifty dollars per share ($50.00).

                  (ii) The Series 1 Stock shall, with respect to dividend rights, rights upon liquidation, winding up or dissolution, and redemption rights, rank (A) junior to any other class or series of Class A Preferred Stock or Class B Preferred Stock hereafter duly established by the Board of Directors of the Corporation, the terms of which shall specifically provide that such series shall rank prior to the Series 1 Stock as to the payment of dividends and distribution of assets upon liquidation (the "Senior Preferred Stock") (B) PARI PASSU with any other class of series of Class A Preferred Stock or Class B Preferred Stock hereafter duly established by the Board of Directors of the Corporation, the terms of which shall specifically provide that such class or series shall rank PARI PASSU with the Series 1 Stock as to the payment of dividends and distribution of assets upon liquidation (the "Parity Preferred Stock") and (C) prior to any other class or series of capital stock of or other equity interests in the Corporation, including, without limitation, the Common Stock of the Corporation, whether now existing or hereafter created (all of such classes or series of capital stock and other equity interests of the Corporation, including, without limitation, the Common Stock of the Corporation are collectively referred to herein as the "Junior Securities").

            (b)   DIVIDEND RIGHTS.

                  (i) The holders of shares of Series 1 Stock shall be entitled to receive, when and as declared by the Board of Directors, out of funds legally available therefor, cash dividends, accruing from the date of initial issuance (the "Issue Date"), at the annual rate of 6.00% per annum, and no more, computed on the stated value of $50.00 for each share. Dividends shall be payable, when and as declared by the Board of Directors, quarterly on April 1, July 1, October 1, and January 1 of each year (each quarterly period ending on any such date being hereinafter referred to as a "dividend period"), commencing July 11, 1996. Each dividend will be payable to holders of record as they appear on the stock books of the Corporation on such record dates as shall be fixed by the Board of Directors of the Corporation. Dividends payable on the

            Series 1 Stock (A) for any period other than a full dividend period shall be computed based upon the actual number of days elapsed up to but not including the dividend payment date divided by 365, and
            (B) for each full dividend period shall be computed by dividing the annual dividend rate by four.

                  (ii) Holders of shares of the Series 1 Stock shall not be entitled to any dividend, whether payable in cash, property or stock, in excess of full cumulative dividends on such shares. No interest or sum of money in lieu of interest shall be payable in respect of any dividend payment or payments which may be in arrears.

                  (iii) Unless full cumulative dividends on all outstanding shares of the Series 1 Stock shall have been paid or declared and set aside for payment for all past dividend periods, no dividend (other than a dividend in Common Stock or in any Junior Securities) shall be declared upon the Junior Securities, nor shall any Junior Securities be redeemed, purchased or otherwise acquired for any consideration (or any moneys be paid to or made available for a sinking fund for the redemption of any shares of any such Junior Securities) by the Corporation except for any redemption, purchase or acquisition relating to a conversion of or exchange for such Junior Securities.

            (c)   LIQUIDATION PREFERENCES.

                  (i) In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or involuntary, the holders of Series 1 Stock shall be entitled to receive out of the assets of the Corporation available for distribution to shareholders an amount equal to $50.00 per share plus an amount equal to any accrued and unpaid dividends thereon to and including the date of such distribution, and no more, before any distribution shall be made to the holders of any Junior Securities. After payment of such liquidating distributions, the holders of shares of Series 1 Stock shall not be entitled to any further participation in any distribution of assets by the Corporation.

                  (ii) In the event the assets of the Corporation available for distribution to shareholders upon any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or involuntary, shall be insufficient to pay in full the amounts payable with respect to the Series 1 Stock and any other Parity Preferred Stock, the holders of Series 1 Stock and the holders of such Parity Preferred Stock shall share ratably in any distribution of assets of the Corporation in proportion to the full respective amounts to which they are entitled.

                  (iii) The merger or consolidation of the Corporation into or with any other corporation, the merger or consolidation of any other corporation into or with the Corporation or the sale of the assets of the Corporation substantially as an entirety shall not be deemed a liquidation, dissolution or winding up of the affairs of the Corporation within the meaning of this subsection (c).

            (d)   REDEMPTION.

                  (i) Subject to obtaining the prior approval of the Board of Governors of the Federal Reserve System, if necessary, the Corporation, at its option, may redeem any or all shares of Series 1 Stock, at any time or from time to time, on or after April 1, 2002 at a redemption price of $50.00 per share, plus an amount equal to accrued and unpaid dividends thereon to but not including the date of redemption (the "Redemption Price").

                  (ii) If less than all the outstanding shares of Series 1 Stock are to be redeemed, the shares to be redeemed shall be selected pro rata as nearly as practicable.

                  (iii) Notice of any redemption shall be given by first class mail, postage prepaid, mailed not less than 30 nor more than 60 days prior to the date fixed for redemption to the holders of record of the shares of Series 1 Stock to be redeemed, at their respective addresses appearing on the books of the Corporation. Notice so mailed shall be conclusively presumed to have been duly given whether or not actually received. Such notice shall state
            (A) the date fixed for redemption; (B) the Redemption Price; (C) that the holder has the right to convert such shares into Common Stock until the close of business on the tenth day preceding the redemption date; (D) the then effective Conversion Ratio (as defined in section (e) below) and the place where certificates for such shares may be surrendered for conversion; (E) the number of shares of Series 1 Stock to be redeemed and if less than all the shares held by such holder are to be redeemed, the number of such shares to be so redeemed from such holder; (F) the place where certificates for such shares are to be surrendered for payment of the Redemption Price; and (G) that after such date fixed for redemption the shares to be redeemed shall not accrue dividends. If such notice is mailed as aforesaid, and if on or before the date fixed for redemption funds sufficient to redeem the shares called for redemption are set aside by the Corporation in trust for the account of the holders of the shares to be redeemed, notwithstanding the fact that any certificate for shares called for redemption shall not have been surrendered for cancellation, on and after the redemption date the shares represented thereby so called for redemption shall be deemed to be no longer outstanding, dividends thereon shall cease to accrue and all rights of the holders of such shares as shareholders of the Corporation shall cease (except the right to receive the Redemption Price, without interest, upon surrender of the certificate representing such shares). Upon surrender in accordance with the aforesaid notice of the certificate for any shares so redeemed (duly endorsed or accompanied by appropriate instruments of transfer, if so required by the Corporation in such notice), the holders of record of such shares shall be entitled to receive the Redemption Price, without interest. Notwithstanding the foregoing, however, as and to the extent that the Corporation is required or permitted under the abandoned property laws of any jurisdiction to escheat any redemption funds held in trust for the benefit of any holder, the Corporation shall be absolved of any further obligation or liability to such holder to the full extent provided by any such law. In case fewer than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof.

                  (iv) At the option of the Corporation, if notice of redemption is mailed as aforesaid, and if prior to the date fixed for redemption funds sufficient to pay in full the Redemption Price are deposited in trust, for the account of the holders of the shares to be redeemed, with a bank or trust company named in such notice doing business in the State of Indiana or the Borough of Manhattan, The City of New York, State of New York, and having capital and surplus of at least $50 million (which bank or trust company also may be the transfer agent and/or paying agent for the Series 1 Stock) notwithstanding the fact that any certificate(s) for shares called for redemption shall not have been surrendered for cancellation, on and after such date of deposit the shares represented thereby so called for redemption shall be deemed to be no longer outstanding, and all rights of the holders of such shares as shareholders of the Corporation shall cease, except the right of the holders thereof to convert such shares in accordance with the provisions of section (e) below at any time prior to the close of business on the tenth day preceding the redemption date and the right of the holders thereof to receive out of the funds so deposited in trust the Redemption Price, without interest, upon surrender of the certificate(s) representing such shares. Any funds so deposited with such bank or trust company in respect of shares of Series 1 Stock converted before the close of business on the tenth day preceding the redemption date shall be returned to the Corporation upon such conversion. Unless otherwise required by law, any funds so deposited with such bank or trust company which shall remain unclaimed by the holders of shares called for redemption at the end of two years after the redemption date shall be repaid to the Corporation, on demand, and thereafter the holder of any such shares shall look only to the Corporation for the payment, without interest, of the Redemption Price. Notwithstanding the foregoing, however, as and to the extent that the Corporation is required or permitted under the abandoned property laws of any jurisdiction to escheat any redemption funds held in trust for the benefit of any holder, the Corporation shall be absolved of any further obligation or liability to such holder to the full extent provided by any such laws.

                  (v) Any provision of this section (d) to the contrary notwithstanding, in the event that any dividends payable on the Series 1 Stock shall be in arrears and until all such dividends in arrears shall have been paid or declared and set apart for payment the Corporation shall not redeem any shares of Series 1 Stock unless all outstanding shares of Series 1 Stock are simultaneously redeemed and shall not purchase or otherwise acquire any shares of Series 1 Stock except in accordance with a purchase or exchange offer made on the same terms to all holders of record of Series 1 Stock for the purchase of all outstanding shares thereof.

            (e) CONVERSION RIGHTS. The holders of shares of Series 1 Stock shall have the right, at their option, to convert such shares into shares of Common Stock on the following terms and conditions:

                  (i) Each Share of Series 1 Stock shall be convertible at any time into fully paid and nonassessable shares of Common Stock at a conversion ratio (the "Conversion Ratio") equal to $50 divided by 120% of the average of the per share closing prices of a share of Common Stock as reported on the Nasdaq Stock Market's National Market as reported in the WALL STREET JOURNAL (Midwest Edition) during the twenty (20) trading day period preceding the fifth (5th) calendar day preceding the Issue Date. The Conversion Ratio shall be subject to adjustment from time to time as hereinafter provided. No payment or adjustment shall be made on account of any accrued and unpaid dividends on shares of Series 1 Stock surrendered for conversion prior to the record date for the determination of shareholders entitled to such dividends or on account of any dividends on the shares of Common Stock issued upon such conversion subsequent to the record date for the determination of shareholders entitled to such dividends. If any shares of Series 1 Stock shall be called for redemption, the right to convert the shares designated for redemption shall terminate at the close of business on the tenth day preceding the date fixed for redemption unless default is made in the payment of the Redemption Price. In the event of default in the payment of the Redemption Price, the right to convert the shares designated for redemption shall terminate at the close of business on the business day immediately preceding the date that such default is cured.

                  (ii) In order to convert shares of Series 1 Stock into Common Stock, the holder thereof shall surrender the certificates therefor, duly endorsed if the Corporation shall so require, or accompanied by appropriate instruments of transfer satisfactory to the Corporation, at the office of the transfer agent for the Series 1 Stock, or at such other office as may be designated by the Corporation, together with written notice that such holder irrevocably elects to convert such shares. Such notice shall also state the name and address in which such holder wishes the certificate for the shares of Common Stock issuable upon conversion to be issued. As soon as practicable after receipt of the certificates representing the shares of Series 1 Stock to be converted and the notice of election to convert the same, the Corporation shall issue and deliver at said office a certificate for the number of whole shares of Common Stock issuable upon conversion of the shares of Series 1 Stock surrendered for conversion, together with a cash payment in lieu of any fraction of a share, as hereinafter provided, to the person entitled to receive the same. If more than one stock certificate for Series 1 Stock shall be surrendered for conversion at one time by the same holder, the number of full shares of Common Stock issuable upon conversion thereof shall be computed on the basis of the aggregate number of shares represented by all the certificates so surrendered. Shares of Series 1 Stock shall be deemed to have been converted immediately prior to the close of business on the date such shares are surrendered for conversion and notice of election to convert the same is received by the Corporation in accordance with the foregoing provision, and the person entitled to receive the Common Stock issuable upon such conversion shall be deemed for all purposes as the record holder of such Common Stock as of such date.

                  (iii) In the case of any share of Series 1 Stock which is converted after any record date with respect to the payment of a dividend on the Series 1 Stock and on or prior to the date on which such dividend is payable by the Corporation (the "Dividend Due Date"), the dividend due on such Dividend Due Date shall be payable on such Dividend Due Date to the holder of record of such shares as of such preceding record date notwithstanding such conversion. Shares of Series 1 Stock surrendered for conversion during the period from the close of business on any record date with respect to the payment of a dividend on the Series 1 Stock next preceding any Dividend Due Date to the opening of business on such Dividend Due Date shall (except in the case of shares of Series 1 Stock which have been called for redemption on a redemption date within such period) be accompanied by payment of an amount equal to the dividend payable on such Dividend Due Date on the shares of Series 1 Stock being surrendered for conversion. The dividend with respect to a share of Series 1 Stock called for redemption on a redemption date during the period from the close of business on any record date with respect to the payment of a dividend on the Series 1 Stock next preceding any Dividend Due Date to the opening of business on such Dividend Due Date shall be payable on such Dividend Due Date to the holder of record of such share on such dividend record date, notwithstanding the conversion of such share of Series 1 Stock after such record date and prior to such Dividend Due Date, and the holder converting such share of Series 1 Stock called for redemption need not include a payment of such dividend amount upon surrender of such share of Series 1 Stock for conversion. Except as provided in this subsection (iii), no payment or adjustment shall be made upon any conversion on account of any dividends accrued on shares of Series 1 Stock surrendered for conversion or on account of any dividends on the shares of Common Stock issued upon conversion.

                  (iv) No fractional shares of Common Stock shall be issued upon conversion of any shares of Series 1 Stock. If the conversion of any shares of Series 1 Stock results in a fractional share of Common Stock, the Corporation shall pay cash in lieu thereof in an amount equal to such fraction multiplied by the Current Market Price of the Common Stock (as defined below), on the date on which the shares of Series 1 Stock were duly surrendered for conversion, or if such date is not a trading date, on the next succeeding trading date.

                  (v) The Conversion Ratio shall be adjusted from time to time after the Issue Date, as follows:

                        (A)   In  case  the  Corporation  shall  pay  or make a
                  dividend or other distribution on shares of Common Stock in Common Stock, the Conversion Ratio in effect at the opening of business on the date following the date fixed for the determination of shareholders entitled to receive such dividend or other distribution shall be increased by dividing such Conversion Ratio by a fraction of which the numerator shall be the number of shares of Common Stock outstanding at the close of business on the date fixed for such determination and the denominator shall be the sum of such number of shares and the total number of shares constituting such dividend or other distribution, such increase to become effective immediately after the opening of business on the day following the date fixed for such determination.

                        (B) In case the Corporation shall issue additional rights or warrants to all holders of its Common Stock entitling them to subscribe for or purchase shares of Common Stock at a price per share less than the Current Market Price of the Common Stock on the date fixed for the determination of shareholders entitled to receive such rights or warrants (other than pursuant to a dividend reinvestment plan), the Conversion Ratio in effect at the opening of business on the day following the date fixed for such determination shall be increased by dividing such Conversion Ratio by a fraction of which the numerator shall be the number of shares of Common Stock outstanding at the close of business on the date fixed for such determination plus the number of shares of Common Stock which the aggregate of the offering price of the total number of shares of Common Stock so offered for subscription or purchase would purchase at the Current Market Price of the Common Stock and the denominator shall be the number of shares of Common Stock outstanding at the close of business on the date fixed for such determination plus the number of shares of Common Stock so offered for subscription or purchase, such increase to become effective immediately after the opening of business on the day following the date fixed for such determination.

                        (C) In case outstanding shares of Common Stock shall be subdivided into a greater number of shares of Common Stock, the Conversion Ratio in effect at the opening of business on the day following the day upon which such subdivision becomes effective shall be proportionately increased, and, conversely, in case outstanding shares of Common Stock shall be combined into a smaller number of shares of Common Stock, the Conversion Ratio in effect at the opening of business on the day following the day upon which such combination becomes effective shall be proportionately reduced, such reduction or increase, as the case may be, to become effective immediately after the opening of business on the day following the day upon which such subdivision or combination becomes effective.

                        (D) In case the Corporation shall, by dividend or otherwise, distribute to all holders of its Common Stock evidences of its indebtedness or assets (including securities, but excluding (1) any rights or warrants referred to in clause (B) above, (2) any dividend or distribution paid in cash out of the retained earnings of the Corporation, and
                  (3) any dividend or distribution referred to in clause (A) above), the Conversion Ratio shall be adjusted so that the same shall equal the ratio determined by multiplying the Conversion Ratio in effect immediately prior to the close of business on the date fixed for the determination of shareholders entitled to receive such distribution by a fraction of which the numerator shall be the Current Market Price of the Common Stock on the date fixed for such determination less the then fair market value (as determined by the Board of Directors, whose determination shall be conclusive and shall be described in a statement filed with the transfer agent for the Series 1 Stock) of the portion of the evidences of indebtedness or assets so distributed applicable to one share of Common Stock and the denominator shall be the Current Market Price of the Common Stock, such adjustment to become effective immediately prior to the opening of business on the day following the date fixed for the determination of shareholders entitled to receive such distribution.

                        (E)    For  the  purposes  of  this  section  (e),  the
                  reclassification of Common Stock into securities including securities other than Common Stock (other than any reclassification upon a consolidation or merger to which subsection (vi) below applies) shall be deemed to involve (1) a distribution of such securities other than Common Stock to all holders of Common Stock (and the effective date of such reclassification shall be deemed to be "the date fixed for the determination of shareholders entitled to receive such distribution" and the "date fixed for such determination" within the meaning of clause (D) above), and (2) a subdivision or combination, as the case may be, of the number of shares of Common Stock outstanding immediately prior to such reclassification into the number of shares of Common Stock outstanding immediately thereafter (and the effective date of such reclassification shall be deemed to be "the day upon which such subdivision became effective" or "the day upon which such combination becomes effective" as the case may be, and "the day upon which such subdivision or combination becomes effective" within the meaning of clause
                  (C) above).

                        (F) For purposes of this section (e), (other than subsection e(i)) the Current Market Price of the Common Stock on any day shall be deemed to be the average of the daily closing prices for the 30 consecutive trading days commencing 45 trading days before the day in question. The closing price for each day shall be the reported last sale price or, in case no such reported sale takes place on such day, the average of the reported closing bid and asking prices, in either case on the Nasdaq Stock Market's National Market ("Nasdaq") or, if the Common Stock is no longer quoted for trading on such system, on the principal national securities exchange on which the Common Stock is then listed or admitted to trading or, if the Common Stock is not quoted on Nasdaq or listed or admitted to trading on any national securities exchange, the average of the closing bid and asked prices in the over-the-counter market as furnished by any New York Stock Exchange member firm selected from time to time by the Board of Directors for that purpose.

                        (G) Notwithstanding the foregoing, no adjustment in the Conversion Ratio for the Series 1 Stock shall be required unless such adjustment would require an increase or decrease of at least 1% in such ratio; PROVIDED, HOWEVER, that any adjustments which are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this section (e) shall be made to the nearest cent or to the nearest one-ten thousandth of a share (0.0001), as the case may be.

                  (vi) Whenever the Conversion Ratio shall be adjusted as herein provided (A) the Corporation shall forthwith make available at the office of the transfer agent for the Series 1 Stock a statement describing in reasonable detail the adjustment, the facts requiring such adjustment and the method of calculation used; and
            (B) the Corporation shall cause to be mailed by first class mail, postage prepaid, as soon as practicable to each holder of record of shares of Series 1 Stock a notice stating that the Conversion Ratio has been adjusted and setting forth the adjusted Conversion Ratio.

                  (vii)  In the event of  any  consolidation of the Corporation with or merger of the Corporation into any other corporation (other than a merger in which the Corporation is the surviving corporation) or a sale, lease or conveyance of the assets of the Corporation as an entirety or substantially as an entirety, or any statutory exchange of securities with another corporation, the holder of each share of Series 1 Stock shall have the right, after such consolidation, merger, sale or exchange to convert such share into the number and kind of shares of stock or other securities and the amount and kind of property which such holder would have been entitled to receive upon such consolidation, merger, sale or exchange of the number of shares of Common Stock that would have been issued to such holder had such shares of Series 1 Stock been converted immediately prior to such consolidation, merger or sale. The provisions of this subsection (vii) shall similarly apply to successive consolidations, mergers, sales or exchanges.

                  (viii) The Corporation shall pay any taxes that may be payable in respect of the issuance of shares of Common Stock upon conversion of shares of Series 1 Stock, but the Corporation shall not be required to pay any taxes which may be payable in respect of any transfer involved in the issuance of shares of Common Stock in the name other than that in which the shares of Series 1 Stock so converted are registered, and the Corporation shall not be required to issue or deliver any such shares unless and until the person requesting such issuance shall have paid to the Corporation the amount of any such taxes, or shall have established to the satisfaction of the Corporation that such taxes have been paid.

                  (ix) The Corporation may (but shall not be required to) make such increases and reductions in the Conversion Ratio, in addition to those required by clauses (A) through (D) of subsection (v) above, as it considers to be advisable in order that any event treated for federal income tax purposes as a dividend of stock or stock rights shall not be taxable to the recipients.

                  (x) The Corporation shall at all times reserve and keep available out of its authorized but unissued Common Stock the full number of shares of Common Stock issuable upon the conversion of all shares of Series 1 Stock then outstanding.

                  (xi)  In the event that:

                        (A) the Corporation shall declare a dividend or any other distribution on its Common Stock, payable otherwise than in cash out of retained earnings; or

                        (B) the Corporation shall authorize the granting to the holders of its Common Stock of rights to subscribe for or purchase any shares of capital stock of any class or of any other rights; or

                        (C) any capital reorganization of the Corporation, reclassification of the capital stock of the Corporation, consolidation or merger of the Corporation with or into another corporation (other than a merger in which the Corporation is the surviving corporation), or sale, lease or conveyance of the assets of the Corporation as an entirety or substantially as an entirety to another corporation occurs; or

                        (D)    the  voluntary   or   involuntary   dissolution,
                  liquidation or winding up of the Corporation occurs, the Corporation shall cause to be mailed to the holders of record of Series 1 Stock at least 15 days prior to the applicable date hereinafter specified a notice stating (x) the date on which a record is to be taken for the purpose of such dividend, distribution of rights or, if a record is not to be taken, the date as of which the holders of Common Stock of record to be entitled to such dividend, distribution or rights are to be determined, or (y) the date on which such reorganization, reclassification, consolidation, merger, sale, lease, conveyance, dissolution, liquidation or winding up is expected to take place, and the date, ff any is to be fixed, as of which holders of Common Stock of record shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reorganization, reclassification, consolidation, merger, sale, lease, conveyance, dissolution, liquidation or winding up. Failure to give such notice, or any defect therein, shall not affect the legality or validity of such dividend,
                  distribution,        reorganization,        reclassification,
                  consolidation, merger, sale, lease, conveyance, dissolution, liquidation or winding up.

                  (f) VOTING RIGHTS. Other than as required by applicable law or as expressly provided in subsection 5.03.3 of the Corporation's Amended Articles of Incorporation, the holders of Series 1 Stock shall not have any voting rights.

                  (g) REACQUIRED SHARES. Shares of Series 1 Stock converted, redeemed, or otherwise purchased or acquired by the Corporation shall be restored to the status of authorized but unissued shares of Class B Preferred Stock without designation as to series and may thereafter be issued, but not as Series 1 Stock.

                  (h)   NO  SINKING  FUND.   Shares  of  Series 1 Stock are not
            subject to the operation of a sinking fund or other obligation of the Corporation to redeem or retire the Series 1 Stock.

                                                               EXHIBIT 1.14(a)

                         OPINION OF COUNSEL FOR VALLEY

      Capitalized terms used herein have the meanings assigned to them  in  the
Agreement:

      1. Valley is a corporation duly organized and validly existing under the laws of the State of Indiana and has the corporate power to own all of its property and assets and to carry on its business as now being conducted. Valley does not do business in any jurisdiction other than the State of Indiana in such a manner that would require qualification, registration or good standing in any such jurisdiction.

      2. The authorized capital stock of Valley consists of (i) 240,000 shares of Valley Common, of which, as of the date hereof, 204,788 shares are issued and outstanding; and (ii) 60,000 shares of Valley Preferred, of which, as of the date hereof, 51,197 shares are issued and outstanding. To the best of such counsel's knowledge, there are no other shares of capital stock or other equity securities of Valley outstanding and no outstanding options, warrants, rights to subscribe for, calls, or commitments of any character whatsoever relating to, or securities or rights convertible into or exchangeable for, shares of Valley Common or Valley Preferred or other capital stock of Valley or contracts, commitments, understandings or arrangements by which Valley is or may be obligated to issue additional shares of its capital stock or options, warrants or rights to purchase or acquire any additional shares of its capital stock. All of the issued and outstanding shares of Valley Common and Valley Preferred are duly and validly issued and outstanding and are fully paid and nonassessable. None of the outstanding shares of Valley Common or Valley Preferred has been issued in violation of any preemptive rights of the current or past shareholders of Valley.

      3. Valley has the corporate power and authority to enter into the Agreement and to carry out its obligations thereunder. The Board of Directors of Valley has, by all necessary action, approved the Agreement and the Merger and authorized the execution of the Agreement on behalf of Valley by its duly authorized officers and the performance by Valley of its obligations hereunder. The holders of Valley Common and Valley Preferred have duly approved the Agreement and the Merger in accordance with the Corporate Law and Valley's Articles of Incorporation and By-Laws. No other corporate proceedings on the part of Valley are required in order for Valley to enter into and perform its obligations under the Agreement. The Agreement has been duly executed and delivered by Valley and is a valid and binding obligation of Valley, enforceable against Valley in accordance with its terms, subject to bankruptcy, insolvency, receivership, moratorium or other laws relating to or affecting creditors' rights generally and to general equity principles.

      4. Nothing in the Articles of Incorporation or By-Laws of Valley, as amended, or any agreement, instrument, decree or proceeding known to such counsel, or any law or regulation of the State of Indiana or the United States, by or to which Valley or any of its subsidiaries are bound or subject, prohibits Valley from entering into and consummating the Agreement and the Merger on the terms and conditions contained in the Agreement.

      5. Other than the filing of the Articles of Merger with the Indiana Secretary of State under the Corporate Law, no notice to, filing with, exemption or review by, or authorization, consent or approval of, any Regulatory Agency is required under the laws of the United States or the State of Indiana for the consummation by Valley of the transactions contemplated by the Agreement.

      6.  To the best knowledge of such counsel, except as disclosed in Section
2.08 of the Disclosure Schedule, there are no actions, suits or proceedings pending or threatened against Valley or any of its subsidiaries, and neither Valley nor any of its subsidiaries is subject to any order, judgment or decree, that, in the aggregate could reasonably be expected to have a material adverse effect on the financial condition, properties, business or results of operations of Valley and its subsidiaries taken as a whole.

                                                               EXHIBIT 1.14(b)

                         OPINION OF COUNSEL FOR FWNC

      Capitalized terms used herein have the meanings assigned to them  in  the
Agreement:

      1. FWNC is a corporation duly incorporated and validly existing under the laws of the State of Indiana with full corporate power and authority to carry on its business as it is now being conducted.


      2. The Board of Directors of FWNC has, by all necessary action, approved the Agreement and the Merger and authorized the execution of the Agreement on behalf of FWNC by its duly authorized officers and the performance by FWNC of its obligations hereunder. The Agreement has been duly executed and delivered by FWNC and is a valid and binding obligation of FWNC, enforceable against FWNC in accordance with its terms, subject to bankruptcy, insolvency, receivership, moratorium or other laws related to or affecting creditors' rights generally and to general equity principles.

      3. Nothing in the Amended Articles of Incorporation or By-Laws of FWNC, as amended, or any agreement, instrument, decree or proceeding known to such counsel, or any law or regulation of the State of Indiana or the United States, by or to which FWNC or any of its subsidiaries are bound or subject, prohibits FWNC from entering into and consummating the Agreement and the Merger on the terms and conditions contained in the Agreement.

      4. The Registration Statement has become effective under the Securities Act and, to the knowledge of such counsel, no stop order suspending the effectiveness of the Registration Statement has been issued and no proceedings for that purpose have been instituted or are pending or threatened.

      5. Other than the filings and approvals required under the BHCA and the Indiana Financial Institutions Act, as amended, all of which have been made or obtained, or as may be required by the securities or blue shy laws of the various states (as to which such counsel shall express no opinion), and other than the filing of the Articles of Merger with the Indiana Secretary of State under the Corporate Law, no notice to, filing with, exemption or review by, or authorization, consent or approval of, any Regulatory Agency is required under the laws of the United States or the State of Indiana for the consummation by FWNC of the transactions contemplated by the Agreement.

      6. The shares of FWNC Common and Preferred to be issued as part of the Valley Merger Consideration shall, when issued and delivered in accordance with the terms of the Agreement and the Merger Letter of Transmittal, be authorized, validly issued, fully paid and nonassessable.

                                                                11/06/95

     All matters listed, disclosed or attached to any Section of this Disclosure Schedule shall be deemed to be disclosed in any Section of this Disclosure Schedule where it could be interpreted that disclosure of said matter in that Section was also required. Stated otherwise, disclosure of a matter in one Section of this Disclosure Schedule is Disclosure in each Section of the Disclosure Schedule where such disclosure may be required.

     IN WITNESS WHEREOF, the parties hereto have duly executed this Disclosure Schedule as of the 6 day of Nov, 1995.


                                    VALLEY FINANCIAL SERVICES, INC.
                                     By: /s/  Darwin L. Wiekamp
                                        ----------------------
                                        Darwin L. Wiekamp
                                        Chairman of the Board


                                    FORT WAYNE NATIONAL CORPORATION

                                    By: /s/  Jackson R. Lehman
                                        ----------------------
                                        Chairman and Chief Executive Officer

                        FORT WAYNE NATIONAL CORPORATION

                                   EXHIBIT 11

                   STATEMENT RE COMPUTATION OF EARNINGS PER SHARE

                                              Year Ended December 31
                                            1995       1994       1993
                                          --------   --------   --------
                                           (Amounts in thousands, except
                                                   per share data)
PRIMARY
  Average shares outstanding                11,449     11,480     11,433
  Net effect of dilutive stock options --
    based on the treasury stock method
    using average market price                  55         42         77
                                           -------    -------    -------
                                    TOTAL   11,504     11,522     11,510
                                           =======    =======    =======

  Net Income                               $26,707    $26,212    $24,133
                                           =======    =======    =======

  Earnings per Share                         $2.32      $2.27      $2.10
                                           =======    =======    =======


FULLY DILUTED
  Average shares outstanding                11,449     11,480     11,433
  Net effect of dilutive stock options --
    based on the treasury stock method
    using the higher of the end of the
    period market price or average
    market price                                87         42         77
                                           -------    -------    -------
                                    TOTAL   11,536     11,522     11,510
                                           =======    =======    =======

  Net Income                               $26,707    $26,212    $24,133
                                           =======    =======    =======

  Earnings per Share                         $2.32      $2.27      $2.10
                                           =======    =======    =======

[FN]
NOTE -- Average shares outstanding were used for the earnings per share calculation included in the Company's financial statements since the dilutive effect of stock options granted were less than 3%.

                        FORT WAYNE NATIONAL CORPORATION

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

The following are wholly owned subsidiaries of the Registrant:

Fort Wayne National Bank, Fort Wayne, Indiana, a national banking association formed under the laws of the United State.

The Auburn State Bank, Auburn, Indiana, chartered by the State of Indiana.

Churubusco State Bank, Churubusco, Indiana, chartered by the State of Indiana.

Old-First National Bank in Bluffton, Bluffton, Indiana, a national banking association formed under the laws of the United States.

First National Bank of Warsaw, Warsaw, Indiana, a national banking association formed under the laws of the United States.

First National Bank of Huntington, Huntington, Indiana, a national banking association formed under the laws of the United States.

Fort Wayne National Life Insurance Company, Phoenix, Arizona, chartered by the State of Arizona.

                        FORT WAYNE NATIONAL CORPORATION

                                   EXHIBIT 23


                CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-33123) pertaining to the Fort Wayne National Corporation 1994 Stock Incentive Plan of Fort Wayne National Corporation and in the related Prospectus of our report dated January 16, 1996, with respect to the consolidated financial statements of Fort Wayne National Corporation included in the Annual Report (Form 10-K) for the year ended December 31, 1995.


                                                   /s/ Ernst & Young LLP

Fort Wayne, Indiana
February 27, 1996