Form 10-Q
period 1996-03-31
FORT WAYNE NATIONAL CORP
filed 1996-05-14
CIK 357269

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
Commission File
March 31, 1996
Number 0-10869

FORT WAYNE NATIONAL CORPORATION
(Exact name of registrant as specified in its charter.)

INDIANA
35-1502812
(State or other jurisdiction of
(I.R.S. Employer
incorporation or organization)
Identification No.)

110 West Berry Street
Post Office Box 110, Fort Wayne, Indiana
46801
(Address of principal executive offices)
(Zip Code)

(219) 426-0555
(Registrant's telephone number, including area code)

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

              Class                             Outstanding May
6, 1996
________________________________
____________________________

Common Shares, Without Par Value                       11,435,374

               FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES


                              INDEX

PART I    FINANCIAL INFORMATION
PAGE NO.
Item 1.   Financial Statements
          Consolidated balance sheet -- March 31, 1996,
            December 31, 1995 and March 31, 1995...........
 3.

          Consolidated statement of income -- three months
            ended March 31, 1996 and 1995..................
 4.

          Consolidated statement of cash flows -- three
            months ended March 31, 1996 and 1995...........
 5.

          Notes to consolidated financial statements --
            March 31, 1996.................................
 6.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    8
- - 14.

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings................................
15.
Item 2.   Changes in Securities............................
15.
Item 3.   Defaults on Senior Securities....................
15.
Item 4.   Submission of Matters to a Vote of Security
           Holders.........................................
15.
Item 5.   Other Information................................
15.
Item 6.   Exhibits and Reports on Form 8-K.................
15.

SIGNATURES..................................................
16.


PART I FINANCIAL INFORMATION
Item 1. Financial Statements

               FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                         March 3    December 31
March 31
                                            1996       1995
 1995
                                        ___________  ___________
___________
                                                   (In thousands)

ASSETS
Cash and due from banks............     $  145,190   $  177,602
$  107,544
Federal funds sold and
  securities purchased
  under agreements to resell.......         11,000       27,150
    3,700
Interest-bearing deposits
  with banks.......................            214          200
      200

Investment securities..............        784,073      764,560
  705,462

Loans..............................      1,265,639    1,276,567
1,224,462
  Less:  Unearned income...........         (3,025)      (3,173)
   (2,901)
         Allowance for possible
           loan losses.............        (20,641)     (20,047)
  (22,290)
                                        __________   __________
__________
                         NET LOANS       1,241,973    1,253,347
1,199,271

Premises and equipment.............         34,900       33,664
   32,797
Other assets.......................         42,079       39,584
   41,739
                                        __________   __________
__________
                      TOTAL ASSETS      $2,259,429   $2,296,107
$2,090,713
                                        ==========   ==========
==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing..............     $  272,642   $  284,003
$  238,065
  Interest-bearing.................      1,514,583    1,483,527
1,387,989
                                        __________   __________
__________
                    TOTAL DEPOSITS       1,787,225    1,767,530
1,626,054

Federal funds purchased
  and securities sold under
  agreements to repurchase.........        188,644      241,263
  210,907
Notes payable - U.S. Treasury and
  other borrowings.................         22,431       26,381
   13,033
Dividends payable..................          2,747        2,743
    2,530
Accrued liabilities................         18,059       16,852
   16,893
Subordinated and other long-term
  notes............................          6,400        6,400
    7,160
                                        __________   __________
__________
                 TOTAL LIABILITIES       2,025,506    2,061,169
1,876,577

Deferred gain on sale of premises..          1,160        1,227
    1,426
Shareholders' equity:
Preferred stock, without par value:
  Class A Voting - 1,000,000 shares
    authorized but unissued
  Class B Nonvoting - 1,000,000
    shares authorized but unissued
Common stock, without par value:
  Authorized shares:  20,000,000
  Issued and outstanding shares -
    March 31, 1996- 11,447,454;
    December 31, 1995- 11,428,717;
    March 31, 1995 - 11,501,535....         19,079       19,048
   19,169
Capital surplus....................         31,704       31,502
   31,680
Retained earnings..................        175,134      170,990
  160,880
Unrealized gain on securities
  available-for-sale...............          6,846       12,171
      981
                                        __________   __________
__________
        TOTAL SHAREHOLDERS' EQUITY         232,763      233,711
  212,710
                                        __________   __________
__________
                 TOTAL LIABILITIES
          AND SHAREHOLDERS' EQUITY      $2,259,429   $2,296,107
$2,090,713
                                        ==========   ==========
==========

                     FORT WAYNE NATIONAL CORPORATION AND
SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF INCOME
                                         (Unaudited)

                                                    Three Months
                                                   Ended March 31

                                                  1996
1995
                                                 _______
_______
                                               (In thousands,
except
                                                  per share data)


INTEREST INCOME
Interest and fees on loans:
  Taxable......................................... $27,290
$26,489
  Tax-exempt......................................     210
358
Interest and dividends on investment securities:
  Taxable.........................................   9,185
8,636
  Tax-exempt......................................   2,647
2,554
Interest on federal funds sold and securities
  purchased under agreements to resell............     494
120
Interest on deposits with banks...................       3
 2
                                                   _______
_______
                            TOTAL INTEREST INCOME   39,829
38,159

INTEREST EXPENSE
Interest on deposits..............................  16,873
14,795
Interest on federal funds
  purchased and securities sold
  under agreements to repurchase..................   2,564
3,064
Interest on notes payable -
  U.S. Treasury and other borrowings..............     349
297
Interest on subordinated and other long-term notes     207
231
                                                   _______
_______
                           TOTAL INTEREST EXPENSE   19,993
18,387
                                                   _______
_______
                       NET INTEREST INCOME BEFORE
               PROVISION FOR POSSIBLE LOAN LOSSES   19,836
19,772
 Provision for possible loan losses...............     880
735
                                                   _______
_______
              NET INTEREST INCOME AFTER PROVISION
                         FOR POSSIBLE LOAN LOSSES   18,956
19,037

NONINTEREST INCOME
Fiduciary fees....................................   2,901
2,372
Service charges on deposit accounts...............   1,267
1,089
Other service charges.............................     602
775
Net securities gains..............................     378
11
Other income......................................     618
482
                                                   _______
_______
                         TOTAL NONINTEREST INCOME    5,766
4,729

NONINTEREST EXPENSE
Salaries and wages................................   6,804
6,322
Employee benefits.................................   1,541
1,628
Net Occupancy.....................................   1,364
1,358
Equipment expense.................................   1,173
1,027
FDIC assessment...................................       8
946
Other expense.....................................   3,884
3,991
                                                   _______
_______
                        TOTAL NONINTEREST EXPENSE   14,774
15,272
                                                   _______
_______
                       INCOME BEFORE INCOME TAXES    9,948
8,494
Applicable income taxes...........................   3,057
2,273
                                                   _______
_______
                                       NET INCOME  $ 6,891    $
6,221
                                           ======= =======
Net income per share.............................. $   .60  $
 .54
                                           ======= =======

                              - 4 -
PAGE

               FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                        Three
Months
                                                        Ended
March 31
                                                      1996
1995
                                                     ________
________
                                                       (In
thousands)

OPERATING ACTIVITIES
Net income                                            $  6,891
$  6,221
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for possible loan losses.................      880
   735
  Net accretion and amortization
    of investment securities.........................       26
    23
  Net accretion and amortization of loans............       (6)
    (1)
  Provision for depreciation and amortization
    of premises and equipment........................      914
   863
  Deferred income taxes..............................     (434)
   (91)
  Amortization of deferred gain on sale of premises..      (67)
   (67)
  Gain on sale of investment securities
    available-for-sale...............................     (407)
   (14)
  Loss on sale of investment securities
    available-for-sale...............................       29
     3
  Market value adjustment on investment
    securities held for trading......................    2,108
    --
  Net loss on sale of investment securities
    held for trading.................................      199
    --
  Proceeds from sale of investment securities
    held for trading.................................   15,242
    --
  Purchase of investment securities held for
    trading..........................................  (35,236)
    --
  Loans originated for resale........................   (6,488)
  (374)
  Unrealized (gain)loss on loans held for sale.......       31
   (31)
  Proceeds from sales of loans.......................    6,365
   768
  Net (gain) loss on sale of loans...................       (7)
    (9)
  Net loss on sale of premises and equipment.........        1
    10
  (Increase) decrease in other assets................    1,567
  (340)
  Increase (decrease) in other liabilities...........    1,207
   346
                                                      ________
________
                   NET CASH PROVIDED BY (USED IN)
                          OPERATING ACTIVITIES          (7,185)
 8,042

INVESTING ACTIVITIES
Net decrease in federal funds sold and securities
 purchased under agreements to resell................   16,150
(1,800)
Net increase in interest-bearing deposits with banks.      (14)
    --
Proceeds from sales of investment securities
 available-for-sale..................................      574
   650
Proceeds from maturities and calls of investment
 securities available-for-sale.......................   34,304
57,438
Purchases of investment securities available-for-sale  (45,305)
(45,523)
Net (increase) decrease in loans.....................   10,599
(4,936)
Proceeds from disposals of premises and equipment....        3
     7
Purchase of premises and equipment...................   (2,154)
  (921)
                                                      ________
________
           NET CASH PROVIDED BY INVESTING ACTIVITIES    14,157
 4,915

FINANCING ACTIVITIES
Net increase in deposits.............................   19,695
(6,288)
Net decrease in short-term borrowings................  (56,569)
(52,954)
Cash dividends paid..................................   (2,743)
(2,529)
Proceeds from exercise of stock options..............      233
    74
                                                      ________
________
                NET CASH USED IN FINANCING ACTIVITIES  (39,384)
(61,697)
                                                      ________
________

                DECREASE IN CASH AND CASH EQUIVALENTS  (32,412)
(48,740)
Cash and cash equivalents at beginning of period.....  177,602
156,284
                                                      ________
________
           CASH AND CASH EQUIVALENTS AT END OF PERIOD $145,190
$107,544
                                                      ========
========

                FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Principals of Consolidation

The financial statements are consolidated statements of Fort
Wayne National
Corporation(the Company) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. A description of all significant accounting policies is included in the 1995 Annual Report to Shareholders.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been made. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2. Shareholders' Equity and Per Share Data

Net income per share is based on weighted average shares outstanding of
11,442,040 and 11,498,277 for the three months ended March 31, 1996 and
1995, respectively.

3.  Pending Acquisition

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

Total assets of Valley Financial Services, Inc. as of December
31, 1995 were
approximately $818,618,000.

4.  Recently Adopted Accounting Standards

In May 1995, the Financial Accounting Standards Board issued
Statement of
Financial Accounting No. 122, "Accounting for Mortgage Servicing
Rights - An
Amendment to Statement No. 65." The Company has adopted this statement as of
January 1, 1996. Statement 122 prohibits retroactive application to 1995, therefore the reported results for the three months ended March
31, 1996 are
not directly comparable to the three months ended March 31, 1995.

                FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-
Continued


4.   Recently Adopted Accounting Standards - Continued

Statement 122 requires the total cost of acquiring mortgage loans, either through loan origination activities or purchase transactions, to be allocated to the mortgage servicing rights and the loans based on their relative fair values. The statement requires entities to measure impairment on a disaggregated basis by stratifying the capitalized servicing asset based on one or more predominant risk characteristics of the underlying loans.
Impairment is recognized through a valuation allowance for each individual stratum as necessary. The adoption of Statement 122 resulted in a pretax gain of $60,000 representing capitalized originated mortgage servicing rights, net of amortization.

In October 1995, the Financial Accounting Standards Board issued
Statement
123, "Accounting for Stock Based Compensation."  As permitted by
Statement
123, the Company has elected to continue to follow Accounting
Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock based compensation. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of shares at the date of grant and, accordingly, recognizes no compensation for the stock option grants.

Item 2.         Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

                      FORT WAYNE NATIONAL CORPORATION
      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations

Financial Condition

Total assets of the Company decreased $37 million at March 31, 1996 when compared to December 31, 1995. Average daily assets for the first quarter of
1996 of $2.236 billion were 7.2% above the $2.085 billion for the first quarter of 1995.

Loans, net of unearned discount as of March 31, 1996 were approximately $11 million below the amount outstanding on December 31, 1995 yet $41 million over
March 31, 1995. The decrease from December 31, 1995 has occurred primarily in the consumer loan portfolio. Consumer loans outstanding as of March 31, 1996, including home equity, credit card and other consumer loans, are $9 million below the amount outstanding as of December 31, 1995 and $14 million below the amount outstanding as of March 31, 1995. Installment loan volumes are down as the Company has been de-emphasizing its indirect lending activities. Combined commercial related loans outstanding, including construction and land development, commercial and industrial, and commercial real estate loans were
$644 million at the end of the first quarter of 1996 as compared to $667 million at the year end 1995 and $623 million at the end of the first quarter of 1995. The Company's residential mortgage loan portfolio, however, has shown continued growth with outstandings reaching $326 million as of March 31,
1996 compared to $324 million at December 31, 1995 and $311 million at March
31, 1995. The $2 million increase in residential mortgage loans outstanding from December 31, 1995 is net of over $6 million of fixed rate loans sold in the secondary market during the first quarter of 1996.

Average loans outstanding reflect the trends noted above. For the first quarter of 1996, loans averaged $1.252 billion, a $19 million decrease from the fourth quarter of 1995 and a $41 million increase over the first quarter of 1995.

The Company's investment portfolio at March 31, 1996 is comprised of investment securities available-for-sale of $745 million and investment securities held for trading purposes of $39 million. The net unrealized gain, net of taxes, on securities available-for-sale was $7 million at March 31,
1996, $12 million at December 31, 1995 and $1 million at March
31, 1995.

Available-for-sale securities, excluding the market valuation adjustment, increased $11 million from December 31, 1995 as the Company's loan demand has not kept pace with deposit growth during the quarter. On average for first quarter of 1996, investments available-for-sale were $13 million above the same period last year.

Federal funds sold decreased by $16 million as of March 31, 1996 compared to year-end 1995. However, average federal funds sold increased $32 million for the three months ended March 31, 1996 from the same period in 1995.

The Company's total deposits increased $20 million at March 31, 1996 when compared to December 31, 1995. Average total deposits for the first quarter of 1996 are $120 million over the same period last year. In addition to the overall growth in deposits, the Company has also seen a shift in the mix of deposits toward longer-term categories. Average interest-bearing checking accounts increased just $3 million compared to the first quarter of 1995 while savings deposits decreased by $29 million. The growth in average deposits is therefore attributable to the $182 million increase in time deposits over the same period in 1995. Included in the time deposit category is the
AnydayEveryday account which was introduced by the Company in May of 1995.
This account is priced to yield a return which is above the average money market rate. Over 70% of the increase in the time deposit category results from increases in the AnydayEveryday account.

Short-term borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase, and notes payable, decreased $57 million at March 31, 1996 from December 31, 1995. On average, short-term borrowings for the first quarter of 1996 were $17 million under the same period in 1995.

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

                                           RISK-BASED CAPITAL
                                   MAR 31, 1996 DEC 31, 1995
MAR 31, 1995
                                  _____________ ____________
_____________
Tier I Capital                    $    223,908  $    219,479   $
209,495

Tier II Capital                         18,256        18,261
 16,233
                                  ____________  ____________
____________
Total Tier I and Tier II Capital  $    242,164  $    237,740  $
225,728
                                  ============  ============
============

Risk-weighted Assets              $  1,460,639  $  1,461,003  $
1,298,771
                                  ============  ============
============

Tier I Capital Ratio                    15.33%        15.02%
 16.13%

Tier II Capital Ratio                    1.25%         1.25%
  1.25%
                                  ____________  ____________
____________
Total Tier I and Tier II
  Capital Ratio                         16.58%        16.27%
 17.38%
                                  ============  ============
============

Tier I Leverage Ratio                    9.92%         9.57%
 10.03%
                                  ============  ============
============

Results of Operations

Net income for the first quarter of 1996 amounted to $6.9 million or $.60 per share, an increase of $670,000 over the first quarter of 1995.

The net interest margin, measured on a fully taxable equivalent basis, decreased by 27 basis points to 4.18% for the first quarter of 1996 from the
4.45% in the first quarter of 1995 as the overall level of interest rates declined during this period. The decrease in net interest margin caused by rates was offset by a $157 million increase in average earning assets for the first quarter of 1996 compared to the same period in 1995. As a result, net interest income increase by $64,000 for the three months ended March 31, 1996 from the same period of a year ago.

The Company uses exchange traded financial futures and options as a part of its overall interest rate risk management. At March 31, 1996, the Company had
633 Eurodollar contracts outstanding to hedge liability accounts as compared to 653 contracts at December 31, 1995 and 452 contracts at March 31, 1995.
The net increase (decrease) to net interest income from Eurodollar futures contracts was $158,000 and $(235,000) for the three months ended March 31,
1996 and 1995, respectively.

Beginning in September, 1995, U.S. Treasury note and bond futures and options contracts have been used to hedge against changes in specific U.S. Treasury
Securities held in the Company's trading accounts. The market value of these
U.S. Treasury securities was $38.9 million on March 31, 1996. On that date,
382 U.S. Treasury note and bond futures contracts and 1,130 U.S. Treasury option contracts were outstanding. Net gains from trading these financial futures and option contracts totaled $2.2 million for the three months ended
March 31, 1996 and the U.S. Securities hedged by these financial futures and options had recognized losses of $2.3 million.

The allowance for possible loan losses is established through a provision for possible loan losses charged against income. The allowance for possible loan losses is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

The allowance for possible loan losses amounted to $20.6 million at March 31,
1996, a slight increase from the $20.0 million at December 31,
1995 and
slightly less than the $22.9 million at March 31, 1995.   This
resulted in a
ratio of the allowance to total loans outstanding at March 31, 1996 of 1.63%, an increase over the 1.57% as of December 31, 1995 and a decrease from the
1.82% at March 31, 1995.

The Company's nonperforming loans, including nonaccrual, past due
90 days, and
restructured loans are summarized as follows (in thousands of dollars).


                                       NONPERFORMING ASSET TABLE
                                   MAR 31, 1996 DEC 31, 1995 MAR
31, 1995
                                  _____________ ____________
_____________

Nonaccrual Loans                  $     20,454  $     18,450  $
  9,983
90 Days Past Due                         1,188         1,467
  1,284
Restructured                               --            --
  8,290
                                  ____________  ____________
____________
Total Nonperforming Loans         $     21,642  $     19,917  $
 19,557
                                  ============  ============
============

Nonperforming Loans as a Percent
  of Total Loans Outstanding             1.71%         1.56%
  1.60%
                                  ============  ============
============

Other Real Estate                          406           319
    704
                                  ____________  ____________
____________
Total Nonperforming Assets        $     22,048  $     20,236  $
 20,261
                                  ============  ============
============

Nonperforming Assets as a
  Percent of Total Assets                 .98%          .88%
   .97%
                                  ============  ============
============

As of December 31, 1995, the Company had reported an additional $3.2 million of loans where management was closely monitoring the borrower's ability to comply with payment terms. Of this amount $332,000 has paid in full and $2 million has been placed on nonaccrual status. Management is still closely monitoring the remaining loans.

Total nonperforming loans increased $1.7 million at March 31, 1996 when compared to December 31, 1995 and $2.1 million from March 31, 1995. The $8.3 million of restructured loans at March 31, 1995 represented loans to one borrower. These loans demonstrated sufficient performance under the new terms to be classified as performing at the end of the second quarter of 1995.
During the fourth quarter, however, the borrower voluntarily decided to liquidate its operations. At that time the Company placed a total of $8.5 million in loans to this borrower on nonaccrual status. This amount remains in the nonaccrual category at March 31, 1996.

The Company had net loan charge-offs of $286,000 during the first quarter of
1996. This compares to net charge-offs of $240,000 during the same period in
1995.

As a result of management's quarterly review of the adequacy of the allowance for possible loan losses, the Company provided $880,000 for possible loan losses, an increase of $145,000 over the amount provided in both the fourth quarter and first quarter of 1995.

The Company's noninterest income for the first quarter of 1996 reflected a
$1.0 or 21.9% increase from the first quarter of 1995.  Fiduciary fees
increased $529,000 or 22.3% reflecting the increased market value of assets
under management.  Service charges on deposits increased $178,000 or 16.3% as
a result of the deposit growth noted above.  Other service
charges decreased
$173,000 or 22.3% due a decrease in the amount of income
generated from
referrals on annuity prospects and a decrease in data processing fees.  Other
income increased by $136,000 or 28.2% primarily as a result of a
$106,000
increase in electronic banking income.

The Company adopted Statement of Financial Accounting Standards
No. 122,
"Accounting for Mortgage Servicing Rights - An Amendment to Statement No. 65" effective January 1, 1996. Statement 122 requires the total cost of acquiring mortgage loans, either through loan origination activities or purchase transactions, to be allocated to the mortgage servicing rights and the loans based on their relative fair values. As a result of adopting Statement 122, the Company capitalized $61,000 in originated mortgage servicing rights in the three months ended March 31, 1996. Statement 122 prohibits retroactive application to 1995, therefore the reported results for the three months ended
March 31, 1996 are not directly comparable to the three months ended March
31,1995 as no amounts were capitalized during 1995. This increase to other income was offset however by a $62,000 unrealized loss on mortgage loans held for sale.

During the first quarter of 1996, the Company recognized net securities gains of $367,000 as compared to net securities gains of $11,000 during the first quarter of 1995.

Noninterest expense decreased $499,000 or approximately 3.3% during the first quarter of 1996 compared to the first quarter of 1995. However, $938,000 of this decrease is the result of a decrease in FDIC insurance expense.
Excluding FDIC insurance expense, all other noninterest expenses increased by
$439,000 or 3.1%. Salaries and wages increased $482,000 or 7.6% reflecting normal compensation increases and an increase in full-time equivalent employees from 961 at March 31, 1995 to 984 at March 31, 1996.

Employee benefit expense for the first quarter of 1996 decreased by $88,000 or
5.4% with savings realized in the pension expense and employee health insurance premiums. Net occupancy expense is slightly above 1995 while equipment expense increased by $146,000 or 14.2% due to depreciation on recent equipment expenditures.

FDIC insurance expense for the first quarter of 1996 decreased by $938,000 or
99.2% from the first quarter of 1995.  The Federal Deposit
Insurance
Corporation insurance fund met its mandated level of 1.25% of insured deposits during 1995 and the insurance rate was reduced from $.23 per $100 of insured deposits to zero for well-capitalized banks. While each of the Company's six subsidiary banks will continue to incur a $2,000 administrative charge for the year, only one of the subsidiary banks is currently required to pay an FDIC insurance premium.

Other expense decreased by $107,000 or 2.7%. During the first quarter of 1995 the Company recognized a significant teller loss. Excluding this transaction, other expense increased at an anticipated level of approximately
3.7%.

Applicable income taxes increased $785,000. While taxable income increased in the first quarter of 1996 over the first quarter of 1995, the first quarter of
1995 also included a reduction in the tax provision as a result of a change in estimate the calculation of the Company's overall income tax accruals.

                FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES

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

         a.) Exhibits.

             Exhibit 11 - Statement Re Computation of Earnings
Per Share.

             Exhibit 27 - Financial Data Schedule.

         b.) Reports on Form 8-K.

              No Form 8-K was filed during the first quarter of 1996.

                 FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              FORT WAYNE NATIONAL CORPORATION
                                          REGISTRANT


May 13, 1996                                 /S/  Jackson R.
Lehman
Date                                         Jackson R. Lehman
                                             Chairman of the
Board and
                                             Chief Executive
Officer


May 13, 1996                                 /S/  Stephen R.
Gillig
Date                                         Stephen R. Gillig
                                             Executive Vice
President,
                                             Chief Financial
Officer and
                                             Secretary

               FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES


                             FORM 10-Q

                           EXHIBIT INDEX

Number
Assigned Per
Regulation
 Sequential
S-K Item 601        Description
   Page No.
____________        _____________________________________________
    _______
11.                 Statement RE Computation of Earnings Per
Share         18.

27.                 Financial Data Schedule
        19.








