Form 10-Q
period 1996-06-30
FORT WAYNE NATIONAL CORP
filed 1996-08-14
CIK 357269

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                           Commission File
June 30, 1996                                   Number 0-10869

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

                         YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

              Class                  Outstanding August 6, 1996
________________________________    ____________________________

Common Shares, Without Par Value               11,897,491

6% Cumulative Convertible Class B
   Preferred Stock, Series 1                   739,976

The exhibit index appears on page 18.

This report, including the cover page contains a total of 109 pages.

                              - 1 -
PAGE

FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES

                              INDEX

PART I    FINANCIAL INFORMATION                               PAGE NO.
Item 1.   Financial Statements
          Consolidated balance sheet -- June 30, 1996,
            December 31, 1995 and June 30, 1995...........          3.

          Consolidated statement of income -- three months
            and six months ended June 30, 1996 and 1995....         4.

          Consolidated statement of cash flows -- six
            months ended June 30, 1996 and 1995. ..........         5.

          Notes to consolidated financial statements --
            June 30, 1996..................................         6.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    8 - 15.

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings................................        16.
Item 2.   Changes in Securities............................        16.
Item 3.   Defaults on Senior Securities....................        16.
Item 4.   Submission of Matters to a Vote of Security
           Holders.........................................        16.
Item 5.   Other Information................................        16.
Item 6.   Exhibits and Reports on Form 8-K.................        16.

SIGNATURES..................................................       16.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
         FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                           (Unaudited)
                                       June 30      Dec 31      June 30
                                         1996        1995        1995
                                      __________  __________  __________
                                                (In thousands)
ASSETS
Cash and due from banks               $  186,834  $  177,602  $  157,858
Federal funds sold and securities
  purchased under agreements to
  resell                                  86,775      27,150      17,375
Interest-bearing deposits with banks         537         200         200

Investment securities                    999,895     764,560     721,329

Loans                                  1,828,460   1,276,567   1,289,346
  Less:  Unearned income                  (2,584)     (3,173)     (3,046)
         Allowance for possible
           loan losses                   (33,155)    (20,047)    (19,304)
                                      __________  __________  __________
                           NET LOANS   1,792,721   1,253,347   1,266,996

Premises and equipment                    54,637      33,664      32,929
Other assets                             112,157      39,584      38,685
                                      __________  __________  __________
                        TOTAL ASSETS  $3,230,556  $2,296,107  $2,235,372
                                      ==========  ==========
==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                 $  408,737  $  284,003  $  263,665
  Interest-bearing                     1,974,217   1,483,527   1,425,206
                                      __________  __________  __________
                     TOTAL DEPOSITS    2,382,954   1,767,530   1,688,871

Federal funds purchased and
  securities sold under agreements
  to repurchase                          428,552     241,263     254,072
Notes payable - U.S. Treasury and
  other borrowings                        83,412      26,381      43,808
Dividends payable                          3,339       2,743       2,743
Accrued liabilities                       22,356      16,852      15,971
Subordinated and other long-term
  notes                                   27,162       6,400       6,400
                                      __________  __________  __________
                 TOTAL LIABILITIES     2,947,775   2,061,169   2,011,865

Deferred gain on sale of premises          1,094       1,227       1,360

Shareholders' equity:
Preferred stock, without par value:
  Class A Voting - 1,000,000 shares
    authorized but unissued
  Class B Nonvoting - 1,000,000 shares
    authorized:
      Series 1 6% convertible shares
      outstanding - 1996 - 739,976        39,699          --          --
Common stock, without par value:
  Authorized shares:  20,000,000
  Issued and outstanding shares -
    June 30,1996 - 11,919,782;
    December 31, 1995 - 11,428,717
    June 30,1995 - 11,423,417;            19,866      19,048      19,039
Capital surplus                           50,124      31,502      31,439
Retained earnings                        173,960     170,990      62,611
Unrealized gain on securities
  available-for-sale                         738      12,171       9,058
                                      __________  __________  __________
         TOTAL SHAREHOLDERS' EQUITY      281,687     233,711     222,147
                                      __________  __________  __________
                  TOTAL LIABILITIES
           AND SHAREHOLDERS' EQUITY   $3,230,556  $2,296,107  $2,235,372
                                      ==========  ==========
==========

        FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited)

                               Three Months       Six Months
                               Ended June 30    Ended June 30
                             ________________  ________________
                               1996    1995      1996    1995
                             _______  _______  _______  _______
                            (In thousands, except per share data)

INTEREST INCOME
Interest and fees on loans:
  Taxable                    $31,579  $28,280  $58,869  $54,769
  Tax-exempt                     234      384      444      742
Interest and dividends on
  investment securities:
    Taxable                   10,328    8,638   19,513   17,274
    Tax-exempt                 2,636    2,677    5,383    5,231
Interest on federal funds
  sold and securities
  purchased under agreements
  to resell                      395       60      889      180
Interest on deposits with
  banks                            4       --        7        2
                             _______  _______  _______  _______
       TOTAL INTEREST INCOME  45,276   40,039   85,105   78,198

INTEREST EXPENSE
Interest on deposits          18,387   16,317   35,260   31,112
Interest on federal funds
  purchased and securities
  sold under agreements
  to repurchase                3,418    3,449    5,982    6,513
Interest on notes payable -
  U.S. Treasury and other
  borrowings                     400      291      749      588
Interest on subordinated and
  other long-term notes          321      223      528      454
                             _______  _______  _______  _______
      TOTAL INTEREST EXPENSE  22,526   20,280   42,519   38,667
                             _______  _______  _______  _______
         NET INTEREST INCOME
        BEFORE PROVISION FOR
        POSSIBLE LOAN LOSSES  22,759   19,873   42,586   39,135
Provision for possible
  loan losses                  1,005      693    1,885    1,703
                             _______  _______  _______  _______
   NET INTEREST INCOME AFTER
      PROVISION FOR POSSIBLE
                 LOAN LOSSES  21,745   19,449   40,701   38,536

NONINTEREST INCOME
Fiduciary fees                 2,824    2,447    5,725    4,819
Service charges on deposit
  accounts                     1,447    1,229    2,714    2,318
Other service charges            801      726    2,714    1,501
Net securities gains               2       --      380       11
Other income                     583      574    1,201    1,056
                             _______  _______  _______  _______
    TOTAL NONINTEREST INCOME   5,657    4,976   11,423    9,705

NONINTEREST EXPENSE
Salaries and wages             7,024    6,104   13,828   12,426
Employee benefits              1,830    1,445    3,371    3,073
Net Occupancy                  1,424    1,301    2,788    2,659
Equipment expense              1,261    1,006    2,434    2,033
FDIC assessment                   19      914       27    1,860
Other expense                  5,218    4,585    9,102    8,576
                             _______  _______  _______  _______
   TOTAL NONINTEREST EXPENSE  16,776   15,355   31,550   30,627
                             _______  _______  _______  _______
  INCOME BEFORE INCOME TAXES  10,626    9,120   20,574   17,614
Applicable income taxes        3,451    2,496    6,508    4,771
                             _______  _______  _______  _______
                  NET INCOME $ 7,175  $ 6,622  $14,066  $12,843
                             =======  =======  =======
=======
Net income per common share  $   .61  $   .58  $  1.21  $  1.12
                             =======  =======  =======
=======


        FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited)

                                                Six Months
                                             Ended June 30
                                           1996         1995
                                       ________        ________
                                             (In thousands)
OPERATING ACTIVITIES
Net income                             $ 14,066        $ 12,843
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Provision for possible loan losses    1,885             995
    Net accretion and amortization
      of investment securities              129              --
    Net accretion and amortization
      of loans                              (12)            (14)
    Provision for depreciation and
      amortization of premises and
      equipment                           2,011           1,733
    Deferred income taxes                  (366)          1,424
    Capitalized origninated mortgage
      servicing rights                     (116)             --
    Amortization of capitalized
      originated mortgage
      servicing rights                        5              --
    Amoortization of goodwill               336              116
    Amortization of deferred gain
      on sale of premises                  (133)           (133)
    Gain on sale of investment
      securities available-for-sale        (410)            (14)
    Loss on sale of investment
      securities available-for-sale          30               3
    Market value adjustemnt on
      investment securities held for
      trading purposes                    2,532              --
    Net loss on sale of investment
      securities held for trading           199              --
    Proceeds from sale of investment
      securities held for trading        15,441              --
    Purchase of investment securities
      held for trading                  (54,080)             --
    Loans originated for resale         (14,520)         (2 789)
    Unrealized gain on loans held
      for sale                               --             (31)
    Proceeds from sales of loans         14,048           3,078
    Net (gain) loss on sale of loans        103             (52)
    Net loss on sale of premises
      and equipment                          (2)             13
    (Increase)decrease in other assets   (2,138)         (4,305)
    Decrease in other liabilities          (118)           (576)
                                        ________        ________
         NET CASH PROVIDED BY (USED IN)
                   OPERATING ACTIVITIES (21,110)         12,175

INVESTING ACTIVITIES
Net (increase) decrease in federal
  funds sold and securities purchased
  under agreements to resell             16,975         (15,475)
Net increase in interest-bearing
  deposits with banks                       (93)             --
Proceeds from sales of investment
  securities available-for-sale             574             650
Proceeds from maturities of investment
  securities available-for-sale          74,795          85,593
Purchases of investment securities
  available-for-sale                   (134,374)        (75,941)
Net increase in loans                   (20,425)        (72,760)
Proceeds from disposals of premises
  and equipment                              11              30
Purchase of premises and equipment       (4,846)         (1,949)
Purchase of net assets of Valley
  Financial Services, Inc.,
  net of cash acquired                  (62,637)             --
                                       ________        ________
 NET CASH USED IN INVESTING ACTIVITIES (130,020)        (79,852)

FINANCING ACTIVITIES
Net increase in deposits                 51,792          56,529
Net increase in short-term borrowings    48,156          20,986
Issuance of long-term debt               15,000              --
Principal payment on long-term debt        (515)           (760)
Issuance of preferred stock              36,999              --
Issuance of common stock                 20,000              --
Cash dividends paid                      (5,490)         (5,059)
Proceeds from exercise of stock options     413             381
Repurchase of common stock               (5,993)         (2,826)
                                       ________        ________
                  NET CASH PROVIDED BY
                  FINANCING ACTIVITIES  160,362          69,251
                                       ________        ________
INCREASE IN CASH AND CASH EQUIVALENTS     9,232           1,574

Cash and cash equivalents at beginning
  of period                             177,602         156,284
                                       ________        ________
         CASH AND CASH EQUIVALENTS AT
                        END OF PERIOD  $188,834        $157,858
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been made. Operating results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.



2. Shareholders' Equity and Per Share Data

Net income per share is based on weighted average shares outstanding of 11,585,091 and 11,449,759 for the three months ended June 30, 1996 and 1995, respectively and 11,513,566 and 11,473,884, for the six months ended June 30, 1996 and 1995,respectively.


3.  Acquisition of Valley Financial Services, Inc.

On June 1, 1996 the Company acquired, through merger of Valley Financial Services, Inc, with and into the Company, all of the issued and outstanding stock of VFS's only banking subusidiary, Valley American Bank and Trust Company. The merger was completed in accordance with an Agreement and Plan of
Merger between VFS and the Company, dated November 6, 1995. Merger consideration consisted of $53 million in cash, $20 million in common stock and $37 million in preferred stock. Goodwill l of $52,804,000 recorded in connection with this acwuisition is being amortized over 20 years. VFS had assets of $823,574,000 at June 1, 1996. This acquisition has been accounted for as a purchase for accounting purposes, and accordingly, the results of operations of VFS have ben included in the consolidated results of operations of the Company from the date of acqusition.

                FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-
Continued




4.  Recently Adopted Accounting Standards

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 122, "Accounting for Mortgage Servicing Rights - An Amendment to Statement No. 65." The Company has adopted this statement as of
January 1, 1996. Statement 122 prohibits retroactive application to 1995, therefore the reported results for the three-month and six-month periods ended June 30, 1996 are not directly comparable to the three-month and six-month periods ended June 30, 1995.

Statement 122 requires the total cost of acquiring mortgage loans, either through loan origination activities or purchase transactions, to be allocated to the mortgage servicing rights and the loans based on their relative fair values. The statement requires entities to measure impairment on a disaggregated basis by stratifying the capitalized servicing asset based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each individual stratum as necessary. The adoption of Statement 122 resulted in a pretax gain of $111,000 for the six months ended June 30, 1996 representing capitalized originated mortgage servicing rights, net of amortization.

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

5.  Reclassifications

Certain amounts in the consolidated statement of cash flows for the six months ended June 30, 1995 have been reclassified to conform to the 1996 presentation. Such reclassifications had no effect on net cash provided or used in operating, investing or financing activities.

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations

                FORT WAYNE NATIONAL CORPORATION
Management's Discussion and Analysis of Financial Condition and
                     Results of Operations

Financial Condition

The Company completed the acquisition of Valley Financial Services, Inc. (VFS) on June 1, 1996. With this acquisition, VFS was merged with and into the Company and VFS's wholly-owned banking subsidiary, Valley American Bank and Trust Company (Valley), became a wholly-owned subsidiary of the Company. This acquisition was accounted for under the purchase method of accounting and, accordingly, all major balance sheet categories reflected increases as a result of this acquisition. Total assets of the Company increased $934 million at June 30, 1996 when compared to December 31, 1995 of which $924 million is attributable to the Valley acquisition. Average daily assets for the second quarter of 1996 of $2.548 billion were $312 million over the average for the first quarter of 1996 of which $289 million was attributable to the Valley acquisition. For the first six months of 1996, average daily assets were $2.236 billion compared to $2.085 billion for the same period in 1995 with $144 million of the increase attributable to the Valley acquisition.

Loans, net of unearned income, as of June 30, 1996 were $1.826 billion of which $533 million represented net loans outstanding at Valley on that date. Excluding the June 30, 1996 Valley balances, loans, net of unearned income, were $19 million over the amount outstanding at year-end 1995. This increase was comprised of increases of $10 million and $14 million in real estate mortgage and commercial and industrial loans, respectively, offset by a $5 million decrease in installment loans. Compared to June 30, 1995, loans, net of unearned income, (excluding loans outstanding at Valley) increased by $7 million, the net of increases of $15 million and $23 million in real estate mortgages and commercial real estate loans, respectively, and decreases of $13 million and $18 million in commercial and industrial and installment loans, respectively.

Average loans outstanding also continued to increase. For the second quarter of 1996, loans averaged $1.450 billion, a $198 million increase from the first quarter of 1996. For the six months ended June 30, 1996, net loans outstanding averaged $1.351 billion compared to $1.238 billion for the same period in 1995. Average loans outstanding at Valley contributed $176 million and $88 million to the average balances outstanding for the second quarter and six months ended June 30, 1995, respectively.

The Company's investment securities portfolio is comprised of the following (in thousands):

                         June 30, 1996     Dec 31, 1995     June 30, 1995
                         -------------     ------------     -------------
Available-for-sale:
    Amortized cost          $937,969          $722,837        $706,099
    Unrealized gain            1,759            20,464          15,230
                            --------          --------        --------
Total available-for-sale     939,728         743,301         721,329
Held for trading              57,167            21,259              --
                            --------          --------        --------
Total securities            $996,895          $764,560        $721,329
                            ========          ========
========

Available-for-sale securities, excluding the market valuation adjustment, increased $215 million from December 31, 1995 with securities held by Valley accounting for $189 million of this increase. For the first six months of 1996, excluding the market valuation adjustment and the securities held by Valley, the average balance of the available-for-sale investment portfolio was $24 million over the same period last year. The available-for-sale portfolio has grown as the demand for loans has not kept pace with the level of increase in deposits. Securities held for trading purposes increased by $36 million from December 31, 1995 to June 30, 1996. These securities are used in a program designed to manage the Company's exposure to changing interest rates on certain liabilities.

Federal funds sold and securities purchased under agreements to resell increased $60 million as of June 30, 1996 compared to year-end 1995. However, Valley accounted for over $84 million of the balance on June 30, 1996 and therefore, excluding Valley, the balance decreased by almost $25 million from December 31, 1995 to June 30, 1996. On average, federal funds sold and securities purchased under agreements to resell for the three and six-month periods ended June 30, 1996 were $26 million and $29 million, respectively, over the same periods in 1995. Valley accounted for $21 million of the increase for the three months ended June 30, 1996 over 1995 and $10 million of the increase for the year-to-date periods then ended.

The Company's total deposits increased $615 million at June 30, 1996 when compared to December 31, 1995 with June 30, 1996 Valley deposits accounting for $599 million of the increase. This increase follows the $20 million increase in total deposits from December 31, 1995 to March 31, 1996. The Company's very successful AnydayEveryday product which was introduced in May of 1995 continues to contribute to the overall growth in the Company's total deposits.

Average total deposits for the second quarter of 1996 are up $201 million from the first quarter of 1996 with Valley averaging $187 million in total deposits for the quarter. For the six months ended June 30, 1996, total deposits averaged $1.845 billion compared to $1.623 billion for the same period in 1995. Valley total deposits averaged $94 million for the six months ended June 30, 1996 and therefore, excluding Valley, average deposits increased by $128 million or 7.9% for this period over the same six-month period in 1995.

The Company continues to experience a shift in the mix of its deposits. Average interest-bearing checking, savings and IMMA accounts (excluding those accounts at Valley) were $464 million for the six months ended June 30, 1996, as compared to $532 million for the same period of 1995, a decrease of $68 million. For the same periods however, average total time deposits (excluding those accounts at Valley) were $1.046 billion and $867 million, respectively, an increase of $179 million.

Short-term borrowings, including federal funds purchased and securities sold under agreements to repurchase and notes payable, increased $244 million at June 30, 1996 from December 31, 1995, of which $201 million represents June 30
,1996 balances of Valley. On average, short-term borrowings for the second quarter and six months ended June 30, 1996 (without Valley) were $51 million and $17 million below the same periods in 1995, respectively.

Subordinated and other long-term notes increased by $21 million from December 31, 1995 to June 30, 1996. Of this increase, $15 million represents a term note entered into with another financial institution which is payable in 28 quarterly principal installments through June, 2003. While this term note bears interest at a variable rate, the Company has also entered into a rate swap transaction with the holder of this term note which has the effect of
fixing the effective rate of this note at 6.705%.   The remaining $6 million
increase represents subordinated notes originally issued by VFS that were assumed by the Company upon consummation of the merger of VFS with and into the Company. These subordinated notes (which bear interest at rates ranging from 5% to 9%) are unsecured with maturities ranging from 1996 to 2000 and are subordinated to all other indebtedness of the Company.


Capital Resources

On June 1, 1996, in connection with the acquisition of VFS, the Company issued 739,976 shares of 6% Cumulative Convertible Class B Preferred Stock Series 1 at a stated value of $50 per share and 646,187 shares of common stock at a price of $30.95 per share. The Series 1 preferred stock qualifies as Tier 1 capital for purposes of risk-based capital calculations. However, such shares are not considered common stock equivalents for purposes of the calculation of primary earnings per share. The Company also repurchased 192,269 shares of its common stock during the second quarter at a total cost of $5,993,000.

The Federal Reserve Board standards classify capital into two categories, called Tier I and Tier II. The Company is required to maintain a certain amount of capital in each category based on "risk-adjusted" assets. The capital guidelines require a combined Tier I and Tier II ratio of 8.0% with at least a 4.0% Tier I capital ratio. In addition, the Federal Reserve Board requires a minimum Tier I leverage ratio of 4.0%. Tier I leverage ratio is defined as Tier I capital divided by total assets less goodwill. While the Company's risk-based capital ratios have declined after the acquisition of VFS, the Company's ratios continue to exceed minimum regulatory requirements as shown in the following table (in thousands of dollars).

                         RISK-BASED CAPITAL
                      JUNE 30, 1996 DEC 31, 1995  JUNE 30, 1996
                      _____________ ____________  _____________
                               (DOLLARS IN THOUSANDS)
Tier I Capital        $    226,409  $    219,479   $   210,912

Tier II Capital             24,314        18,261        17,982
                      ____________  ____________  ____________
Total Tier I and
  Tier II Capital     $    250,723  $    237,740  $    228,894
                      ============  ============
============

Risk-weighted Assets  $  1,936,474  $  1,461,003  $  1,438,712
                      ============  ============
============

Tier I Capital Ratio        11.69%        15.02%        14.66%

Tier II Capital Ratio        1.26%         1.25%         1.25%
                      ____________  ____________  ____________
Total Tier I and
  Tier II Capital
  Ratio                     12.95%        16.27%        15.91%
                      ============  ============
============
Tier I Leverage Ratio        7.13%         9.57%         9.44%
                      ============  ============
============

Results of Operations

Net income for the second quarter of 1996 amounted to $7.175 million or $.61 per common share, compared to $6.622 million or $.58 per common share for the second quarter of 1995. For the first six months of 1996, net income was $14.066 million or $1.21 per common share compared to $12.843 million or $1.12 per common share for the same period in 1995. The 1996 results of operations include the results of Valley from the date of acquisition, June 1, 1996 through June 30, 1996 of $808,000.

The net interest margin, measured on a fully taxable equivalent basis, for both the first and second quarters of 1996, and therefore for the six months ended June 30, 1996 was 4.18%. This represents a decrease of 20 basis points from the 4.38% for the six months ended June 30, 1995. Net interest income for the six months ended June 30, 1996 was $3 million above the same period of 1995 with 90% of this increase representing the net interest income for Valley since June 1, 1996.

The Company uses exchange traded financial futures contracts as a part of its overall interest rate management strategy. Eurodollar futures contracts are used to hedge interest rate exposure on specific short-term liabilities. The net increase (decrease) to net interest income from Eurodollar futures contract transactions was $(43,000) and $(200,000) for the three- and six-month periods ended June 30, 1996, respectively and $41,000 and $277,000, respectively for the same periods of 1995. Starting in September of 1995 the Company also began using exchange traded U.S. Treasury note and bond futures and option contracts to hedge against price changes of specific U.S. Treasury Securities held in the Company's trading accounts. The net decrease in pretax income resulting from realized and unrealized gains and losses on these securities and futures and option contracts was $359,000 and $499,000 for the three- and six-month periods ended June 30, 1996, respectively.

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

The allowance for possible loan losses amounted to $33.2 million at June 30, 1996, an increase of $13.2 million from the $20 million at December 31, 1995 and $13.9 million over the $19.3 million at June 30, 1995. The increase to the balance of the allowance for possible losses attributable to the Valley acquisition was $11.8 million. The ratio of the allowance to total loans outstanding at June 30, 1996 was 1.82%, as compared to 1.57% at of December 31, 1995 and 1.50% at June 30, 1996.

The Company's nonperforming loans, including nonaccrual, past due 90 days, and restructured loans are summarized as follows (in thousands of dollars).

                           NONPERFORMING ASSET TABLE
                      JUNE 30, 1996 DEC 31, 1995 JUNE 30, 1995
                      _____________ ____________ _____________
                               (DOLLARS IN THOUSANDS)

Nonaccrual Loans      $     19,442  $     18,450  $      6,557
90 Days Past Due             1,837         1,467         1,186
Restructured                 1,617            --            --
                      ____________  ____________  ____________
Total Nonperforming
  Loans               $     22,896  $     19,917  $      7,743
                      ============  ============
============

Nonperforming Loans
  as a Percent of
  Total Loans
  Outstanding                1.25%         1.56%          .60%
                      ============  ============
============

Other Real Estate            1,749           319           360
                      ____________  ____________  ____________
Total Nonperforming
  Assets              $     24,645  $     20,236  $      8,103
                      ============  ============
============

Nonperforming Assets
  as a Percent of
  Total Assets                .76%          .88%          .36%
                      ============  ============
============

Amounts attributable to Valley included in the above totals include $893,000 in nonaccrual loans, $516,000 in loans 90 days past due, $1,617,000 in restructured loans and $1,654,000 in other real estate. Excluding Valley totals, the Company's total nonperforming loans decreased by $2.6 million from December 31, 1995 to June 30, 1996.

As of December 31, 1995, the Company had reported an additional $3.2 million of loans where management was closely monitoring the borrower's ability to comply with payment terms. Of this amount $332,000 has been paid in full and $2.3 million has been placed on nonaccrual status. Management is still closely monitoring the remaining loans.

Net charge-offs for the second quarter amounted to $291,000, very comparable to the $286,000 during the first quarter of 1996.

As a result of management's quarterly loan review of the adequacy of the allowance for possible loan losses, the Company provided $1,005,000 for possible loan losses during the second quarter of 1996 of which $50,000 was provided by Valley. The net represents an increase of $75,000 over the amount provided in the first quarter of 1996 and $840,000 over the amount provided for the six months ended June 30, 1995. In the second quarter of 1995, the Company incurred approximately $450,000 of operating expenses to maintain the collateral on a significant nonaccrual loan. The payment of these expense were required to be recognized as part of the Company's operating expenses. However, such anticipated expenses had previously been provided for through provisions to the allowance for possible loan losses. Accordingly, the Company reduced the provision and the related allowance for possible loan losses by $450,000 in the second quarter of 1995. The remaining increase to the provision in 1996 over 1995 is reflective of the increase in loans outstanding.

The Company's noninterest income for the second quarter of 1996 increased $681,000 from the second quarter of 1995 of which 64% represents Valley noninterest income from June 1, 1996. For the period ended June 30, 1996, noninterest income of $11.4 million was $1.7 million above the prior year's results, with $437,000 coming from Valley and $781,000 coming from increased fiduciary fees. Also included in noninterest income is $2,000 of net securities gains during the three months ended June 30, 1996 as compared to $378,000 for the first quarter of 1996 and $11,000 for the six months ended June 30, 1995.

The Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights - An Amendment to Statement No. 65" effective January 1, 1996. Statement 122 requires the total cost of acquiring mortgage loans, either through loan origination activities or purchase transactions, to be allocated to the mortgage servicing rights and the loans based on their relative fair values. As a result of adopting Statement 122, the Company capitalized $55,000 and $116,000 in originated mortgage servicing rights for the three- and six-month periods ended June 30, 1996. Statement 122 prohibits retroactive application to 1995, therefore the reported results for the three and six months ended June 30, 1996 are not directly comparable to the three and six months ended June 30,1995 as no amounts were capitalized during 1995.

Noninterest expense increased $1,421,000 during the second quarter of 1996 over the second quarter of 1995 and $923,000 for the six months ended June 30, 1996 over the same period of 1995. Noninterest expense for Valley included in the 1996 amounts was $1,660,000. Excluding Valley's noninterest expenses, the Company would have reported decreases in noninterest expense from 1995 due to a decrease in FDIC insurance expense. FDIC insurance for the six months ended

June 30, 1996 was just $27,000 as compared to $1,860,000 for the first six months of 1995, the result of the reduction in the FDIC premium rates.

Salaries and wages increased $1,402,000 for the first six months of 1996 compared to the same period in 1995 of which approximately 40% of this increase represents salaries and wages for Valley. Excluding Valley, salaries and wages increased by 6.7% with increases in part-time and overtime contributing $200,000 to the increase. Employee benefit expense for the same period, without Valley's expenses of $156,000, increased by $142,000 or 4.6%.

Net occupancy expense for the second quarter of 1996, after deducting Valley's expenses of $191,000, was $68,000 below the second quarter of 1995, and for the six months ended June 30, 1996, net occupancy expense was $62,000 below the same period in 1995. This decrease is the result of a lower net lease payment on the Company's main office facility as the lease agreement was renegotiated in 1995.

For the six months ended June 30, 1996, equipment expense increased by $401,000 with expenses at Valley accounting for $101,000 of the increase. The remaining increase reflects increased depreciation and service contract costs on recent additions to the Company's wide area computer network and the new loan/teller/platform system.

Other noninterest expense of $9.1 million for the six months ended June 30, 1996 represents a $526,000 increase over the $8.6 million for the same period of 1996. However, Valley contributed $641,000 to the 1996 total and therefore the Company realized a decrease in other noninterest expense during the period exclusive of Valley. As discussed in the Company's Form 10-Q for the prior year, this category was unusually high for the six months ended June 30, 1995 due to a significant teller loss and operating expenses incurred to maintain the collateral for a large nonaccrual loan.

Applicable income taxes for the six months ended June 30, 1996 amounted to 31.6% of pre-tax net income as compared to 27.1% for the same period of 1995. However, the 1995 effective tax rate was low due to a change in estimate in connection with the calculation of the Company's overall income tax accruals.

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

Item 6.  Exhibits and Reports on Form 8-K

         a.) Exhibits
             Exhibit 3a  - Amended and Restated Articles of Incorporation of
                           Fort Wayne National Corporation.
             Exhibit 10i - Fort Wayne National Crporation - Term Loan
                           Agreement.
             Exhibit 10j - Fort Wayne National Corporation - ISDA Master
                           Agreement dated as of May 24, 1996.
             Exhibit 11  - Statement Re Computation of Earnings Per Share.
             Exhibit 27  - Financial Data Schedule.

         b.) Reports on Form 8-K

             A Form 8-K, Current Report, was filed on June 17, 1996. This Form was filed to report the completion of the acquiaition of Valley Financial Services, Inc. In accordance with an Agreement And Plan of Merger between VFS and the Company, dated November 6, 1995. The report was dated June 1, 1996.

             A Form 8-K/A, Amendment to Current Report, was filed on August 12, 1996 to amend the above mentioned Form 8-K by indicating that the information required by Form 8-K Items 7(a), "Financial Statements of Business Acquired" and Item 7(b), "Pro Forma Financial Information" are substantiall the same as those furnished in the Company's Registration Statement on Form S-4, Registration No. 33-01439 filed with the Securities and Exchange Commission on or about March 5, 1996. The report was dated June 1, 1996.

                FORT WAYNE NATIONAL CORPORATION

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FORT WAYNE NATIONAL CORPORATION
                                           REGISTRANT

August 13, 1996                 /s/ Jackson R. Lehman
Date                            Jackson R. Lehman
                                Chairman of the Board


August 13, 1996                 /s/ Stephen R. Gillig
Date                            Stephen R. Gillig
                                Executive Vice President,
                                Secretary, and Cashier

               FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                           EXHIBIT INDEX

Number
Assigned Per
Regulation                                                          Sequential
S-K Item 601        Description                                       Page No.
____________        _____________________________________________      _______
3a.                 Amended and Restated Articles of Incorporation
                    of Fort Wayne National Corporation.                    19.

10i.                Fort Wayne National Corporation - Term Loan
                    Agreement.                                             48.

10j.                Fort Wayne National Corporation - ISDA Master
                    Agreement dated as of May 24, 1996.                    73.

11.                 Statement RE Computation of Earnings Per Share.       108.

27.                 Financial Data Schedule.                              109.








                              - 18 -
