Form 10-Q
period 1996-09-30
FORT WAYNE NATIONAL CORP
filed 1996-11-14
CIK 357269

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                           Commission File
September 30, 1996                                   Number 0-10869

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

                         YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

              Class                  Outstanding November 7, 1996
________________________________    ______________________________

Common Shares, Without Par Value               11,710,209

6% Cumulative Convertible Class B
   Preferred Stock, Series 1                      739,976

The exhibit index appears on page 18.

This report, including the cover page contains a total of 20 pages.

                              - 1 -
PAGE

FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES

                              INDEX

PART I    FINANCIAL INFORMATION                               PAGE NO.
Item 1.   Financial Statements
          Consolidated balance sheet -- September 30, 1996,
            December 31, 1995 and September 30, 1995.........       3.

          Consolidated statement of income -- three months
            and nine months ended September 30, 1996 and 1995       4.

          Consolidated statement of cash flows -- nine
            months ended September 30, 1996 and 1995.........       5.

          Notes to consolidated financial statements --
            September 30, 1996...............................       6.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    8 - 15.

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings................................        16.
Item 2.   Changes in Securities............................        16.
Item 3.   Defaults on Senior Securities....................        16.
Item 4.   Submission of Matters to a Vote of Security
           Holders.........................................        16.
Item 5.   Other Information................................        16.
Item 6.   Exhibits and Reports on Form 8-K.................        16.

SIGNATURES..................................................       17.


                              - 2 -
PAGE

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
         FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                           (Unaudited)
                                       Sept 30      Dec 31      Sept 30
                                         1996        1995        1995
                                      __________  __________  __________
                                                (In thousands)
ASSETS
Cash and due from banks               $  182,083  $  177,602  $  135,619
Federal funds sold and securities
  purchased under agreements to
  resell                                  23,500      27,150      22,625
Interest-bearing deposits with banks         426         200         200

Investment securities                    989,041     764,560     734,712

Loans                                  1,832,691   1,276,567   1,287,616
  Less:  Unearned income                  (2,442)     (3,173)     (2,973)
         Allowance for possible
           loan losses                   (32,105)    (20,047)    (19,836)
                                      __________  __________  __________
                           NET LOANS   1,798,144   1,253,347   1,264,807

Premises and equipment                    55,330      33,664      32,870
Other assets                             106,093      39,584      39,741
                                      __________  __________  __________
                        TOTAL ASSETS  $3,154,617  $2,296,107  $2,230,574
                                      ==========  ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                 $  375,745  $  284,003  $  267,078
  Interest-bearing                     1,975,112   1,483,527   1,452,672
                                      __________  __________  __________
                     TOTAL DEPOSITS    2,350,857   1,767,530   1,719,750

Federal funds purchased and
  securities sold under agreements
  to repurchase                          386,474     241,263     216,487
Notes payable - U.S. Treasury and
  other borrowings                        82,150      26,381      41,866
Dividends payable                          3,419       2,743       2,742
Accrued liabilities                       22,000      16,852      17,079
Subordinated and other long-term
  notes                                   25,114       6,400       6,400
                                      __________  __________  __________
                 TOTAL LIABILITIES     2,870,014   2,061,169   2,004,324

Deferred gain on sale of premises          1,028       1,227       1,293

Shareholders' equity:
Preferred stock, without par value:
  Class A Voting - 1,000,000 shares
    authorized but unissued
  Class B Nonvoting - 1,000,000 shares
    authorized:
      Series 1 6% convertible shares
      outstanding - 1996 - 739,976        36,999          --          --
Common stock, without par value:
  Authorized shares:  20,000,000
  Issued and outstanding shares -
    September 30,1996 - 11,751,959;
    December 31, 1995 - 11,428,717
    September 30,1995 - 11,424,073;       19,587      19,048      19,040
Capital surplus                           49,467      31,502      31,438
Retained earnings                        174,557     170,990     166,724
Unrealized gain on securities
  available-for-sale                       2,965      12,171       7,755
                                      __________  __________  __________
         TOTAL SHAREHOLDERS' EQUITY      283,575     233,711     224,957
                                      __________  __________  __________
                  TOTAL LIABILITIES
           AND SHAREHOLDERS' EQUITY   $3,154,617  $2,296,107  $2,230,574
                                      ==========  ==========  ==========

                              - 3 -
PAGE

        FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited)

                               Three Months      Nine Months
                               Ended Sept 30    Ended Sept 30
                             ________________  ________________
                               1996    1995      1996    1995
                             _______  _______  _______  _______
                            (In thousands, except per share data)

INTEREST INCOME
Interest and fees on loans:
  Taxable                    $40,213  $28,771  $99,082  $83,540
  Tax-exempt                     280      345      724    1,087
Interest and dividends on
  investment securities:
    Taxable                   12,759    8,596   32,272   25,870
    Tax-exempt                 2,984    2,596    8,367    7,827
Interest on federal funds
  sold and securities
  purchased under agreements
  to resell                      382      540    1,271      720
Interest on deposits with
  banks                            5        3       12        5
                             _______  _______  _______  _______
       TOTAL INTEREST INCOME  56,623   40,851  141,728  119,049

INTEREST EXPENSE
Interest on deposits          22,445   16,915   57,705   48,027
Interest on federal funds
  purchased and securities
  sold under agreements
  to repurchase                4,861    3,468   10,843    9,981
Interest on notes payable -
  U.S. Treasury and other
  borrowings                     835      443    1,584    1,031
Interest on subordinated and
  other long-term notes          543      207    1,071      661
                             _______  _______  _______  _______
      TOTAL INTEREST EXPENSE  28,684   21,033   71,203   59,700
                             _______  _______  _______  _______
         NET INTEREST INCOME
        BEFORE PROVISION FOR
        POSSIBLE LOAN LOSSES  27,939   19,818   70,525   59,349
Provision for possible
  loan losses                    940      715    2,825    1,710
                             _______  _______  _______  _______
   NET INTEREST INCOME AFTER
      PROVISION FOR POSSIBLE
                 LOAN LOSSES  26,999   19,103   67,700   57,639

NONINTEREST INCOME
Fiduciary fees                 3,443    2,381    9,168    7,200
Service charges on deposit
  accounts                     1,910    1,205    4,624    3,523
Other service charges            838      679    2,241    2,180
Net securities gains               9       58      389       69
Other income                     830      494    2,031    1,550
                             _______  _______  _______  _______
    TOTAL NONINTEREST INCOME   7,030    4,817   18,453   14,522

NONINTEREST EXPENSE
Salaries and wages             8,833    6,316   22,661   18,742
Employee benefits              2,084    1,445    5,455    4,518
Net Occupancy                  1,993    1,257    4,781    3,916
Equipment expense              1,442    1,029    3,876    3,062
FDIC assessment                  (61)     (91)     (34)   1,769
Amortization of goodwill and
 other intangibles               718       58    1,054      174
Other expense                  5,822    4,141   14,588   12,601
                             _______  _______  _______  _______
   TOTAL NONINTEREST EXPENSE  20,831   14,155   52,381   44,782
                             _______  _______  _______  _______
  INCOME BEFORE INCOME TAXES  13,198    9,765   33,772   27,379
Applicable income taxes        4,280    2,910   10,788    7,681
                             _______  _______  _______  _______
                  NET INCOME $ 8,918  $ 6,855  $22,984  $19,698
                             =======  =======  =======  =======
Net income per common share  $   .70  $   .60  $  1.91  $  1.72
                             =======  =======  =======  =======





                              - 4 -
PAGE

        FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited)

                                               Nine Months
                                             Ended Sept 30
                                           1996         1995
                                       ________        ________
                                             (In thousands)
OPERATING ACTIVITIES
Net income                             $ 22,984        $ 19,698
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Provision for possible loan losses    2,825           1,710
    Net accretion and amortization
      of investment securities              203             144
    Net accretion and amortization
      of loans                              (18)            (20)
    Provision for depreciation and
      amortization of premises and
      equipment                           3,372           2,614
    Deferred income taxes                   375           1,289
    Capitalized originated mortgage
      servicing rights                     (160)             --
    Amortization of capitalized
      originated mortgage
      servicing rights                       10              --
    Amortization of goodwill and
      Other intangibles                   1,054             174
    Amortization of deferred gain
      on sale of premises                  (199)           (200)
    Gain on sale of investment
      securities available-for-sale        (419)            (72)
    Loss on sale of investment
      securities available-for-sale          30               3
    Market value adjustment on
      investment securities held for
      trading purposes                    1,321             (57)
    Net loss on sale of investment
      securities held for trading         1,451              --
    Proceeds from sale of investment
      securities held for trading        39,546              --
    Purchase of investment securities
      held for trading                  (79,079)        (20,520)
    Loans originated for resale         (25,966)         (6 869)
    Unrealized gain on loans held
      for sale                               --             (31)
    Proceeds from sales of loans         24,696           6,748
    Net (gain) loss on sale of loans         88             (70)
    Net (gain) loss on sale of premises
      and equipment                          (4)             13
    (Increase)decrease in other assets      989          (4,455)
    Increase (decrease) in
      other liabilities                    (474)            532
                                        ________        ________
         NET CASH PROVIDED BY (USED IN)
                   OPERATING ACTIVITIES  (7,375)            631

INVESTING ACTIVITIES
Net (increase) decrease in federal
  funds sold and securities purchased
  under agreements to resell             80,250         (20,725)
Net increase in interest-bearing
  deposits with banks                        18              --
Proceeds from sales of investment
  securities available-for-sale           3,574           1,650
Proceeds from maturities of investment
  securities available-for-sale         127,882         134,096
Purchases of investment securities
  available-for-sale                   (178,075)       (120,584)
Net increase in loans                   (25,969)        (70,852)
Proceeds from disposals of premises
  and equipment                              13              32
Purchase of premises and equipment       (6,900)         (2,773)
Purchase of net assets of Valley
  Financial Services, Inc.,
  net of cash acquired                  (62,637)             --
                                       ________        ________
 NET CASH USED IN INVESTING ACTIVITIES  (61,844)        (79,156)

FINANCING ACTIVITIES
Net increase in deposits                 19,695          87,408
Net increase (decrease)
  in short-term borrowings                4,816         (18,541)
Issuance of long-term debt               15,000              --
Principal payment on long-term debt      (2,563)           (760)
Issuance of preferred stock              36,999              --
Issuance of common stock                 20,000              --
Cash dividends paid on preferred stock     (185)             --
Cash dividends paid on common stock      (8,831)         (7,802)
Proceeds from exercise of stock options   1,030             381
Repurchase of common stock              (12,261)         (2,826)
                                       ________        ________
                  NET CASH PROVIDED BY
                  FINANCING ACTIVITIES   73,700          57,860
                                       ________        ________
           INCREASE (DECREASE) IN CASH
                  AND CASH EQUIVALENTS    4,481         (20,665)
Cash and cash equivalents at beginning
  of period                             177,602         156,284
                                       ________        ________
         CASH AND CASH EQUIVALENTS AT
                        END OF PERIOD  $182,083        $135,619
                                       ========        ========

                              - 5 -
PAGE

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been made. Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2. Shareholders' Equity and Per Share Data

Net income per share is based on weighted average shares outstanding of 11,860,931 and 11,424,044 for the three months ended September 30, 1996 and 1995, respectively and 11,630,199 and 11,457,088, for the nine months ended September 30, 1996 and 1995, respectively.

3.  Acquisition of Valley Financial Services, Inc.

On June 1, 1996 the Company acquired, through merger of Valley Financial Services, Inc, with and into the Company, all of the issued and outstanding stock of VFS's only banking subsidiary, Valley American Bank and Trust Company. The merger was completed in accordance with an Agreement and Plan of Merger between VFS and the Company, dated November 6, 1995. Merger consideration consisted of $53 million in cash, $20 million in common stock and $37 million in preferred stock. Goodwill and other intangibles of $52,804,000 recorded in connection with this acquisition is being amortized over 20 years. VFS had assets of $823,574,000 at June 1, 1996. This acquisition has been accounted for as a purchase for accounting purposes, and accordingly, the results of operations of VFS have ben included in the consolidated results of operations of the Company from the date of acquisition.


                              - 6 -
PAGE

                FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)- Continued




4.  Recently Adopted Accounting Standards

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 122, "Accounting for Mortgage Servicing Rights - An Amendment to Statement No. 65." The Company has adopted this statement as of January 1, 1996. Statement 122 prohibits retroactive application to 1995, therefore the reported results for the three-month and nine-month periods ended September 30, 1996 are not directly comparable to the three-month and nine-month periods ended September 30, 1995.

Statement 122 requires the total cost of acquiring mortgage loans, either through loan origination activities or purchase transactions, to be allocated to the mortgage servicing rights and the loans based on their relative fair values. The statement requires entities to measure impairment on a disaggregated basis by stratifying the capitalized servicing asset based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each individual stratum as necessary. The adoption of Statement 122 resulted in a pretax gain of $39,000 and $150,000 for the three and nine months ended September 30, 1996, respectively representing capitalized originated mortgage servicing rights, net of amortization.

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

5.  Reclassifications

Certain amounts in the consolidated financial statements for the three and nine months ended September 30, 1995 have been reclassified to conform to the 1996 presentation. Such reclassifications had no effect on net income or on net cash provided or used in operating, investing or financing activities.

                              - 7 -
PAGE

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations

                FORT WAYNE NATIONAL CORPORATION
Management's Discussion and Analysis of Financial Condition and
                     Results of Operations

Financial Condition

The Company completed the acquisition of Valley Financial Services, Inc. (VFS) on June 1, 1996. With this acquisition, VFS was merged with and into the Company and VFS's wholly-owned banking subsidiary, Valley American Bank and Trust Company (Valley), became a wholly-owned subsidiary of the Company. This acquisition was accounted for under the purchase method of accounting and, accordingly, all major balance sheet categories reflected increases as a result of this acquisition. Total assets of the Company increased $859 million at September 30, 1996 when compared to December 31, 1995 of which $849 million is attributable to the Valley acquisition. As the acquisition of Valley was accounted for as a purchase, the average balances for the third quarter of 1996 include the balances of Valley for a full quarter while the average balances for the nine months ended September 30, 1996 include the balances of Valley for the four months since the date of the acquisition. Average daily assets for the third quarter of 1996 of $3.115 billion were $567 million over the average for the second quarter of 1996 of which $560 million was attributable to the Valley acquisition. For the first nine months of 1996, average daily assets were $2.635 billion compared to $2.149 billion for the same period in 1995 with $381 million of the increase attributable to the Valley acquisition.

Loans, net of unearned income, as of September 30, 1996 were $1.830 billion of which $524 million represented net loans outstanding at Valley on that date. Excluding the September 30, 1996 Valley balances, loans, net of unearned income, were $33 million over the amount outstanding at year-end 1995. This increase was comprised of increases of $22 million, $12 million and $2 million in real estate mortgage, commercial and industrial, and installment loans, respectively, offset by a $3 million decrease in commercial real estate loans. Compared to September 30, 1995, loans, net of unearned income, (excluding loans outstanding at Valley) increased by $22 million. This is the net of increases of $22 million and $23 million in real estate mortgage and commercial real estate loans, respectively, and decreases of $18 million and $5 million in commercial and industrial and installment loans, respectively.

Average loans outstanding also continued to increase. For the third quarter of 1996, loans averaged $1.817 billion, a $367 million increase from the second quarter of 1996. For the nine months ended September 30, 1996, net


                              - 8 -
PAGE
loans outstanding averaged $1.508 billion compared to $1.251 billion for the same period in 1995. Average loans outstanding at Valley contributed $352 million to the increase over the second quarter of 1995 and $235 million to the increase over the nine months ended September 30, 1996.

The Company's investment securities portfolio is comprised of the following (in thousands):

                         Sept 30, 1996     Dec 31, 1995     Sept 30, 1995
                         -------------     ------------     -------------
Available-for-sale:
    Amortized cost          $925,512          $722,837        $701,103
    Unrealized gain            5,508            20,464          13,031
                            --------          --------        --------
Total available-for-sale     931,020           743,301         714,134
Held for trading              58,021            21,259          20,578
                            --------          --------        --------
Total securities            $989,041          $764,560        $734,712
                            ========          ========        ========

Available-for-sale securities, excluding the market valuation adjustment, increased $203 million from December 31, 1995 with securities held by Valley accounting for $192 million of this increase. For the first nine months of 1996, excluding the market valuation adjustment and the securities held by Valley, the average balance of the available-for-sale investment portfolio was $40 million over the same period last year. Securities held for trading purposes increased by $38 million from December 31, 1995 to September 30, 1996 and are $37 million over the balance outstanding on September 30, 1995. These securities are used in a program designed to assist the Company in managing it's exposure to changing interest rates on certain liabilities.

Federal funds sold and securities purchased under agreements to resell decreased $4 million as of September 30, 1996 compared to year-end 1995. However, Valley accounted for over $19 million of the balance on September 30, 1996 and therefore, excluding Valley, the balance decreased by $23 million from December 31, 1995 to September 30, 1996. On average, federal funds sold and securities purchased under agreements to resell for the third quarter were $19 million below the third quarter of 1995. For the nine-month period ended September 30, 1996, average federal funds sold and securities purchased under agreements to resell were $13 million above the same period in 1995.

The Company's total deposits increased $583 million at September 30, 1996 when compared to December 31, 1995 with September 30, 1996 Valley deposits


                              - 9 -
PAGE
accounting for $568 million of the increase. The total deposit balance at September 30, 1996 was $2.351 billion, a decrease from the $2.383 billion outstanding at June 30, 1996. However, average total deposits for the third quarter of 1996 exceeded average total deposits for the second quarter of 1996 by $391 million. For the third quarter, the inclusion of average total deposits for Valley for the full quarter contributed $377 million to this increase from the second quarter which included average total deposits of Valley for only one month. Through September 30, 1996, year-to-date average deposits were $372 million over the September 30, 1995 year-to-date average. Valley average deposits accounted for $252 million of this increase, and therefore excluding Valley, total average deposits for the nine months ended September 30, 1996 are $120 million or 7.3% above the same period in 1995. On average, and excluding the balances contributed by Valley, average interest-bearing checking, savings accounts were $446 million for the nine months ended September 30, 1996, as compared to $522 million for the same period of 1995, a decrease of $76 million. In contrast, average noninterest-bearing checking and average total time deposits for these time periods were $241 million and $1.072 billion, respectively (exclusive of Valley averages) in 1996 and $228 million and $888 million, respectively in 1995. The $184 million increase in average time deposits includes an increase of $149 million in the Company's very popular Anyday/Everyday money market deposit product.

Short-term borrowings, including federal funds purchased and securities sold under agreements to repurchase and notes payable, increased $201 million at September 30, 1996 from December 31, 1995, of which $155 million represents September 30 ,1996 balances of Valley. On average, short-term borrowings for the third quarter and nine months ended September 30, 1996 (without Valley) were $91 million and $30 million above the same periods in 1995, respectively.

Subordinated and other long-term notes increased by $19 million from December 31, 1995 to September 30, 1996. Of this increase, $14 million represents the remaining balance on a $15 million term note entered into with another financial institution which is payable in quarterly principal installments through June, 2003. While this term note bears interest at a variable rate, the Company has also entered into a rate swap transaction with the holder of this term note which has the effect of fixing the effective rate of this note
at 6.705%.   The remaining $5 million increase represents the current
outstanding balance on subordinated notes originally issued by VFS that were assumed by the Company upon consummation of the merger of VFS with and into the Company. These subordinated notes (which bear interest at rates ranging from 5% to 9%) are unsecured with maturities ranging from 1996 to 2000 and are subordinated to all other indebtedness of the Company.


                              - 10 -
PAGE

Capital Resources

On June 1, 1996, in connection with the acquisition of VFS, the Company issued 739,976 shares of 6% Cumulative Convertible Class B Preferred Stock Series 1 at a stated value of $50 per share and 646,187 shares of common stock at a price of $30.95 per share. The Series 1 preferred stock qualifies as Tier 1 capital for purposes of risk-based capital calculations. However, such shares are not considered common stock equivalents for purposes of the calculation of primary earnings per share. The Company also repurchased 196,204 shares of its common stock during the third quarter at a total cost of $6.267 million bringing the total shares repurchased during 1996 to 388,473 shares at a total cost of $12.261 million.

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

                         RISK-BASED CAPITAL
                      Sept 30, 1996 Dec 31, 1995  Sept 30, 1996
                      _____________ ____________  _____________
                               (DOLLARS IN THOUSANDS)
Tier I Capital        $    226,784  $    219,479   $   215,083
Tier II Capital             24,411        18,261        18,062
                      ____________  ____________  ____________
Total Tier I and
  Tier II Capital     $    251,195  $    237,740  $    233,145
                      ============  ============  ============

Risk-weighted Assets  $  1,945,376  $  1,461,003  $  1,445,105
                      ============  ============  ============

Tier I Capital Ratio        11.66%        15.02%        14.88%

Tier II Capital Ratio        1.25%         1.25%         1.25%
                      ____________  ____________  ____________
Total Tier I and
  Tier II Capital
  Ratio                     12.91%        16.27%        16.13%
                      ============  ============  ============
Tier I Leverage Ratio        7.31%         9.57%         9.65%
                      ============  ============  ============

                              - 11 -
PAGE

Results of Operations

Net income for the third quarter of 1996 amounted to $8.918 million or $.70 per common share, compared to $6.855 million or $.60 per common share for the third quarter of 1995. For the first nine months of 1996, net income was $22.984 million or $1.91 per common share compared to $19.698 million or $1.72 per common share for the same period in 1995. The 1996 results of operations include the results of Valley from the date of acquisition, June 1, 1996 through September 30, 1996 of $2.876 million.

The net interest margin, measured on a fully taxable equivalent basis, for the third quarter of 1996 was 4.19% which is comparable to the 4.18% for both the first and second quarters of 1996. The year-to-date net interest margin of 4.18% represents a decrease of 15 basis points from the 4.33% for the nine months ended September 30, 1995. Compared to the second quarter of 1996 the Company's yield on earning assets increased by 16 basis points during the third quarter of 1996 while the cost of interest-bearing liabilities increased by 11 basis points.

The Company uses exchange traded financial futures contracts as a part of its overall interest rate management strategy. Eurodollar futures contracts are used to hedge interest rate exposure on specific short-term liabilities. The net increase (decrease) to net interest income from Eurodollar futures contract transactions was $(145,000) and $(345,000) for the three- and nine-month periods ended September 30, 1996, respectively and $(138,000) and $139,000, respectively for the same periods of 1995. Starting in September of 1995 the Company also began using exchange traded U.S. Treasury note and bond futures and option contracts along with specific U.S. Treasury Securities held in the Company's trading accounts to hedge against interest rate changes on certain interest-bearing liability accounts. The net increase (decrease) in pretax income resulting from realized and unrealized gains and losses on these securities and futures and option contracts was $9,000 and $(490,000) for the three- and nine-month periods ended September 30, 1996, respectively, and $32,000 for both the three- and nine-month periods ended September 30, 1995.

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

                              - 12 -
PAGE

The allowance for possible loan losses amounted to $32.1 million at September 30, 1996, an increase of $12.1 million from the $20.0 million at December 31, 1995 and $12.3 million over the $19.8 million at September 30, 1995.
Valley's allowance for possible loan losses was $12 million at September 30, 1996. The ratio of the allowance to total loans outstanding at September 30, 1996 was 1.75%, as compared to 1.57% at December 31, 1995 and 1.54% at September 30, 1995.

The Company's nonperforming loans, including nonaccrual, past due 90 days, and restructured loans are summarized as follows (in thousands of dollars).

                           NONPERFORMING ASSET TABLE
                      Sept 30, 1996 Dec 31, 1995 Sept 30, 1995
                      _____________ ____________ _____________
                               (DOLLARS IN THOUSANDS)

Nonaccrual Loans      $     15,999  $     18,450  $      9,730
90 Days Past Due             2,227         1,467         1,763
Restructured                   913            --            --
                      ____________  ____________  ____________
Total Nonperforming
  Loans               $     19,139  $     19,917  $     11,493
                      ============  ============  ============

Nonperforming Loans
  as a Percent of
  Total Loans
  Outstanding                1.05%         1.56%          .89%
                      ============  ============  ============

Other Real Estate            1,958           319           324
                      ____________  ____________  ____________
Total Nonperforming
  Assets              $     21,097  $     20,236  $     11,817
                      ============  ============  ============

Nonperforming Assets
  as a Percent of
  Total Assets                .67%          .88%          .53%
                      ============  ============  ============

Amounts attributable to Valley included in the above totals include $1,359,000 in nonaccrual loans, $147,000 in loans 90 days past due, $913,000 in restructured loans and $1,859,000 in other real estate. Excluding Valley


                              - 13 -
PAGE
totals, the Company's total nonperforming loans decreased by $3.2 million from December 31, 1995 to September 30, 1996.

As of December 31, 1995, the Company had reported an additional $3.2 million of loans where management was closely monitoring the borrower's ability to comply with payment terms. Of this amount $332,000 has been paid in full and $2.3 million was on nonaccrual status at the end of the third quarter of 1996. Subsequent to September 30, 1996, $1.1 million of the $2.3 million on nonaccrual status has been paid in full. Management is still closely monitoring the remaining loans.

Net charge-offs for the third quarter of 1996 amounted to $1,990,000 following net charge-offs of $291,000 and $286,000 during the second and first quarters
of 1996, respectively.   The third quarter increase reflects the partial
charge-off of a nonaccrual loan in the amount of $1,053,000 that had been fully provided for.

The Company provided $940,000 for possible loan losses during the third quarter of 1996 compared to $715,000 during the same period of the prior year. Valley's provision was $150,000 during the third of 1996. The $2,825,000 provided for the nine months ended September 30, 1996, which includes
$200,000 at Valley, was $1,115,000 more than the amount provided for the nine months ended September 30, 1995.

The Company's noninterest income for the third quarter of 1996 increased $2.2 million from the third quarter of 1995 with Valley contributing $1.3 million in noninterest income during the third quarter of 1996. For the period ended September 30, 1996 noninterest income of $18.5 million was $4.0 million above the prior year's results, with $1.7 million coming from Valley and $1.5 million coming from increased fiduciary fees. Also included in noninterest income is $389,000 of net securities gains during the nine months ended September 30, 1996 as compared to $69,000 for the nine months ended September 30, 1995.

As mentioned in Note 4, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights - An Amendment to Statement No. 65" effective January 1, 1996. As a result of adopting Statement 122, the Company capitalized $44,000 and $160,000 in originated mortgage servicing rights for the three- and nine-month periods ended September 30, 1996. Statement 122 prohibits retroactive application to 1995, therefore the reported results for the three and nine months ended September 30, 1996 are not directly comparable to the three and nine months ended September 30,1995 as no amounts were capitalized during 1995.

Noninterest expense increased $6,676,000 during the third quarter of 1996 over the third quarter of 1995 and $7,599,000 for the nine months ended September 30, 1996 over the same period of 1995. Noninterest expense for Valley


                              - 14 -
PAGE
included in the 1996 amounts were $5,502,000 for the third quarter of 1996 and $7,161,000 for the nine months ended September 30, 1996. Excluding the results of Valley, noninterest expense would have increased by $1,174,000 or 8.3% from the third quarter of 1995 to the third quarter of 1996 and $438,000 or 1.0% for the nine months ended September 30, 1996 from the same period in 1995.

Salaries and wages increased $3,919,000 for the first nine months of 1996 compared to the same period in 1995 of which approximately 73% represents salaries and wages for Valley. Excluding Valley, salaries and wages increased by 5.6%. Employee benefit expense for the for the nine months ended September 30, 1996, without Valley's expenses of $618,000, increased by $319,000 or 7.1% from the nine months ended September 30, 1996 due to increased pension expense.

Net occupancy expense for the third quarter of 1996, after deducting Valley's expenses of $556,000, was $180,000 above the third quarter of 1995. For the nine months ended September 30, 1996, after deducting Valley's expenses of $747,000, net occupancy expense was $118,000 or 3.0% above the same period in 1995.

For the three months ended September 30, 1996, equipment expense increased
$413,000 with Valley expenses accounting for $330,000 of the increase.    For
the nine months ended September 30, 1996, equipment expense increased by $814,000 with expenses at Valley accounting for $431,000 of the increase. The remaining variances reflect increased depreciation and service contract costs on recent additions to the Company's wide area computer network and the new loan/teller/platform system.

Other noninterest expense of $14.6 million for the nine months ended September 30, 1996 represents a $2.0 million increase over the $12.6 million for the same period of 1996. However, Valley contributed $1,664,000 to the 1996 total and therefore, excluding Valley, this category increased by $323,000 or 2.6%.

Applicable income taxes for the nine months ended September 30, 1996 amounted to 31.9% of pre-tax net income as compared to 28.1% for the same period of 1995. However, the 1995 effective tax rate was low due to a change in estimate in connection with the calculation of the Company's overall income tax accruals.

                              - 15 -
PAGE

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

Item 6.  Exhibits and Reports on Form 8-K

         a.) Exhibits

             Exhibit 11  - Statement Re Computation of Earnings Per Share.

             Exhibit 27  - Financial Data Schedule.

         b.) Reports on Form 8-K

             No Form 8-K was filed during the third quarter of 1996.





                              - 16 -
PAGE

                FORT WAYNE NATIONAL CORPORATION

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FORT WAYNE NATIONAL CORPORATION
                                           REGISTRANT

November 14, 1996               /s/ Jackson R. Lehman
Date                            Jackson R. Lehman
                                Chairman of the Board


November 14, 1996               /s/ Karen M. Kasper
Date                            Karen M. Kasper
                                Senior Vice President and Treasurer















                              - 17 -
PAGE

               FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                           EXHIBIT INDEX

Number
Assigned Per
Regulation                                                          Sequential
S-K Item 601        Description                                       Page No.
____________        _____________________________________________      _______
11.                 Statement RE Computation of Earnings Per Share.        18.

27.                 Financial Data Schedule.                               20.
















                              - 18 -
PAGE
