Form 10-K
period 1996-12-31
FORT WAYNE NATIONAL CORP
filed 1997-03-19
CIK 357269

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.    20549
                                   FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996     Commission file number 0-10869

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

As of February 25, 1997, 11,715,855 shares of Common Stock, without Par Value were outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 25, 1997 was approximately $466,311,000.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the annual shareholders' meeting to be held April 22, 1997, are incorporated by reference into Part III.

The exhibit index appears on page 78.

This report, including the cover page, contains a total of 88 pages.

                        FORT WAYNE NATIONAL CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                      Page
                                                                      ----
PART I
  ITEM 1.   BUSINESS...............................................     3

  Item 2.   PROPERTIES.............................................    15

  Item 3.   LEGAL PROCEEDINGS......................................    15

  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....    15

PART II

  Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS....................................    16

  Item 6.   SELECTED FINANCIAL DATA................................    17

  Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION..................    19

  Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............    33

  Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE....................    72

PART III

  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....    73

  Item 11.  EXECUTIVE COMPENSATION.................................    76

  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.........................................    76

  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........    76

PART IV

  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K............................................    77

EXHIBIT INDEX......................................................    78

SIGNATURES.........................................................    81

Part I

Item 1.   BUSINESS

Fort Wayne National Corporation (Registrant), organized under the laws of the State of Indiana, is the owner of all issued and outstanding stock of seven commercial banks. The Registrant's principal banking subsidiary is Fort Wayne National Bank ("FWNB"), located in Fort Wayne, Indiana. The Registrant also owns all of the issued and outstanding stock of Old-First National Bank in Bluffton, located in Bluffton, Indiana; First National Bank of Huntington, located in Huntington, Indiana; and First National Bank of Warsaw, located in Warsaw, Indiana. All four banks are national banking associations. In addition, the Registrant owns all of the issued and outstanding stock of The Auburn State Bank, located in Auburn, Indiana; Churubusco State Bank, located in Churubusco, Indiana; and Valley American Bank and Trust Company, located in Mishawaka, Indiana. The Registrant also owns all of the issued and outstanding stock of Fort Wayne National Life Insurance Company, domiciled in Phoenix, Arizona.

The Registrant is a bank holding company as defined under the BHC Act and is not engaged in any material business activity other than as incident to its ownership of its subsidiary banks. As of December 31, 1996, the Registrant had a total of $3,221,297,000 in assets and a total of $2,421,891,000 in deposits.

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


Credit risk is inherent in the banks' lending activities. The allowance for possible loan losses represents management's estimate of potential credit losses associated with the loan portfolio, including all off-balance-sheet lending commitments. To mitigate its exposure to credit risk, the Company utilizes a loan grading system that helps identify, monitor and address asset quality problems, should they arise, in an accurate and timely manner. Credits of a significant nature are reviewed on an individual basis and specific allocations of the allowance for possible loan losses may be made if so warranted.

Each of the Registrant's subsidiary banks is subject, at a minimum, to annual reviews or examinations, as applicable, by the Federal Reserve Bank System, the Office of the Comptroller of the Currency, the Indiana Department of Financial Institution, and the Federal Deposit Insurance Corporation. In addition, the Registrant is subject to annual reviews by the Federal Reserve Bank System.

The banks actively compete on the local and regional levels with other commercial banks and financial institutions for all types of deposits, loans, and trust accounts and in providing financial and other services traditionally offered by banks. They also compete for the banking business of local and regional offices of national companies. With respect to certain banking services, the banks compete with insurance companies, savings and loan associations, credit unions, brokerage firms, and other financial institutions.

At December 31, 1996, the Registrant had approximately 1,191 full-time and 276 part-time employees. Management considers employee relations to be good.
None of the Registrant's employees is covered by a collective bargaining agreement.

The earnings of commercial banks are affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Bank (FRB) regulates money and credit conditions and interest rates in order to influence general economic conditions, primarily through open-market operations in U.S. Government securities, the discount rate on bank borrowings, and setting the
reserves that banks must maintain against certain bank deposits.   These
policies have a significant effect on the overall growth and distribution of bank loans, investments and deposits. They influence interest rates charged on loans, earned on investments and paid for time and savings deposits. FRB monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to exert similar influence in the future. The general effect, if any, of such policies upon the future business and earnings of the Company cannot be reasonably predicted.

                          STATISTICAL DISCLOSURES

AVERAGE BALANCES AND INTEREST RATES

An analysis of net interest income on a fully taxable equivalent basis is summarized for each of the periods included in the following table.

                                      1996                        1995                       1994
                          -------------------------- --------------------------- ---------------------------
                                             Average                     Average                     Average
                           Average            Rate     Average            Rate     Average            Rate
                           Balance  Interest   (%)     Balance  Interest   (%)     Balance  Interest   (%)
                         ---------- -------- ------- ---------- -------- ------- ---------- -------- -------
                                                       (Dollars in thousands)
Assets
Interest-earning assets:
 Interest-bearing
  deposit               $      333 $     20   6.00% $      205 $      8   3.90% $      550  $    24   4.36%
 Federal funds sold and
  securities purchased
  under agreement
  to resell                 33,984    1,597   4.70      26,097    1,322   5.07      10,543      431   4.09
  Investment
   securities(1)
    Taxable                706,307   45,086   6.43     541,572   34,919   6.44     549,895   34,179   6.21
    Nontaxable             199,686   17,546   9.10     176,262   16,122   9.48     180,749   16,003   9.19
  Loans, net of
   unearned income(2)    1,591,147  141,790   8.91   1,255,991  114,338   9.10   1,179,828   97,180   8.24
                        ---------- -------- ------- ---------- -------- ------- ---------- -------- -------
Total Interest-earning
 Assets                  2,531,457 $206,039   8.16   2,000,127 $166,709   8.36   1,921,565 $147,817   7.72

Noninterest-earning
 assets:
  Cash and due from
   banks                   137,967                     119,372                     125,751
  Other assets              96,466                      53,210                      45,559
                        ----------                  ----------                  ----------
          Total Assets  $2,765,890                  $2,172,709                  $2,092,875
                        ==========                  ==========                  ==========
Liabilities And
 Shareholders' Equity
Interest-bearing
 liabilities
  Deposits:
   Demand               $  204,620 $  3,802   1.86% $  203,751 $  5,186   2.55% $  209,788 $  5,370   2.56%
   Savings                 303,685    8,191   2.70     312,888   10,409   3.33     342,583   10,584   3.09
   Time deposits         1,277,846   67,660   5.29     910,175   49,819   5.47     842,887   36,211   4.30
  Federal funds
    purchased and
    securities sold
    under agreements
    to repurchase          324,164   15,976   4.93     244,714   13,346   5.45     220,106   8,922    4.05
  Notes payable -
    U.S. Treasury and
    other borrowings        22,570   1,183    5.24      23,586   1,348    5.72      18,797     709    3.77
  Subordinated and
    other long-term
    notes                   37,529   2,757    7.35       6,714     868   12.93       7,474     963   12.88
                        ---------- -------   ------ ---------- -------   ------ ---------- --------  ------
Total Interest-bearing
 Liabilities             2,170,414 $99,569    4.59   1,701,828 $80,976    4.76   1,641,635 $62,759    3.82
Noninterest-bearing
 liabilities:
  Demand deposits          305,111                     230,842                     226,394
  Other liabilities         25,992                      22,956                      22,308
Shareholders' equity       264,373                     217,083                     202,538
                        ----------                  ----------                  ----------
Total Liabilities And
Shareholders' Equity    $2,765,890                  $2,172,709                  $2,092,875
                        ==========                  ==========                  ==========

Interest income/earning
 assets                            $206,039   8.16%            $166,709   8.36%            $147,817   7.72%
Interest expense/
 earning assets                      99,569   3.94               80,976   4.06               62,759   3.28
                                   -------- -------            -------- -------             -------- -------
Net Interest Income /
 Earning Assets                     106,470   4.22%              85,733   4.30%              85,058   4.44%
Tax equivalent
 adjustment(3)                        6,674                       6,377                       6,243
                                   --------                    --------                     --------
Net Interest Income                $ 99,796                    $ 79,356                    $ 78,815
                                   ========                    ========                     ========

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

                                        Year Ended December 31
                             -----------------------------------------------
                                  1996 over 1995          1995 over 1994
                             ----------------------- -----------------------
                             Volume    Rate   Total  Volume   Rate    Total
                             ------- ------- ------- ------- ------- -------
                                              (In thousands)
Increase (decrease) in:
Interest income:
  Interest-bearing deposits
    with banks                $    7 $     5 $    12  $  (17)$     1 $   (16)
   Federal funds sold and
    securities purchased under
    agreements to resell         376    (101)    275     766     125     891
  Investment securities:
    Taxable                   10,211     (44) 10,167   (507)   1,247     740
    Nontaxable                 2,123    (699)  1,424   (415)     534     119
  Loans, net of unearned
   income(1)                  29,927  (2,475) 27,452   6,540  10,618  17,158
                             ------- ------- ------- ------- ------- -------
       Total Interest Income $42,644 $(3,314)$39,330 $ 6,367 $12,525 $18,892

 Interest expense:
  Demand deposits            $    22 $(1,406)$(1,384)$  (147)$   (37)$  (184)
  Savings deposits              (313) (1,905) (2,218)   (874)    699    (175)
  Time deposits               19,559  (1,378) 17,841   3,077  10,531  13,608
  Federal funds purchased
   and securities sold
   under agreements to
   repurchase                  4,008  (1,378)  2,630   1,083   3,341   4,424
  Notes payable -
   U.S. Treasury
   and other borrowings          (60)   (105)   (165)    211     428     639
  Subordinated and other
   long-term notes             2,412    (523)  1,889     (98)      3     (95)
                             ------- ------- ------- ------- ------- -------
     Total Interest Expense  $25,628 $(7,035)$18,593 $ 3,252 $14,965 $18,217
                             ------- ------- ------- ------- ------- -------
                 Increase In
       Interest Differential $17,016 $ 3,721 $20,737 $ 3,115 $(2,440)$   675
                             ======= ======= ======= ======= ======= =======
(1) Nonaccrual loans were included in the average outstanding balances.

INVESTMENT SECURITIES

The carrying values of the Company's investment securities are summarized for the periods indicated in the following table.

                                              December 31
                        ------------------------------------------------------
                               1996               1995               1994
                          Amount Percent     Amount   Percent   Amount Percent
                        -------- -------   --------   ------- -------- -------
                                         (Dollars in thousands)
U.S. Treasury           $320,313     33%   $191,263(1)  25%   $182,802     27%
U.S. Federal agencies    335,218     34     279,309     36     252,040     36
U.S. Federal agency
 mortgage backed
 securities               38,437      4      34,735      5      31,196      4
States and political
 subdivisions            217,823     22     198,179     26     177,420     25
Corporate debt
 securities               47,195      5      50,718      7      49,933      7
Other                     15,622      2      10,356      1       7,920      1
                        -------- -------   -------- -------   -------- -------
                 Total  $974,608    100%   $764,560    100%   $701,311    100%
                        ======== =======   ======== =======   ======== =======
(1) Includes $21,259,000 of U.S. Treasury securities held for trading purposes.

MATURITY DISTRIBUTION AND YIELDS OF INVESTMENT SECURITIES

The following table sets forth the maturities of the Company's investment securities as of December 31, 1996 and the weighted average yields of such securities on the basis of amortized cost and effective yields weighted for the scheduled maturity of each security.

                                                Maturing
                ---------------------------------------------------------------------
                                   After One      After Five
                     Within        But Within     But Within       After
                    One Year       Five Years     Ten Years      Ten Years
                  Amount  Yield   Amount Yield   Amount Yield   Amount  Yield  Total
                -------- ------ -------- ------ ------- ------ ------- ------  --------
                                   (Dollars in thousands)
U.S. Treasury   $ 76,674  6.42% $202,907  6.29% $ 40,732  6.27% $  --     --%  $320,313
U.S. Federal
 agencies         34,467  6.60   283,958  6.49    16,793  6.46     --     --   335,218
U.S. Federal
 agency mortgage
 backed
 securities          129  5.36    10,249  6.87    16,827  6.48   11,232  6.09  38,437
States and
 political
 subdivisions     20,273 10.08    62,202  9.71    81,428  8.93   53,920  8.77  217,823
Other                 --    --        50  7.87       100  7.58   15,472  6.37  15,622
                -------- ------ -------- ------ -------- ------ ------- -----  --------
        Total   $148,573  7.08  $586,399  6.81  $158,129  7.70  $81,507 7.95   $974,608
                ======== ====== ======== ====== ======== ====== ======= =====  ========

Tax-equivalent adjustments (using a 35% rate) have been made in calculating yields on obligations of states and political subdivisions. Equity securities totaling $14,181,000 are included in the after ten years category.


DISTRIBUTION OF LOANS

The composition of the Company's loan portfolio is summarized for the periods indicated in the following table.

                                           December 31
                    ----------------------------------------------------------
                       1996        1995        1994         1993        1992
                    ----------  ----------  ----------  ----------  ----------
                                          (In thousands)
Commercial          $  660,215  $  453,208  $  408,706  $  391,836  $  379,173
Real estate -
 construction           49,693      31,312      23,686      36,022      31,494
Real estate -
 mortgage              897,734     590,599     575,648     530,451     514,730
Installment            257,408     192,307     204,707     183,709     164,473
Financing leases        10,915       9,141       7,229         455         950
                    ----------  ----------  ----------  ----------  ----------
          Total     $1,875,965  $1,276,567  $1,219,976  $1,142,473  $1,090,820
                    ==========  ==========  ==========  ==========  ==========

MATURITIES OF LOANS AND SENSITIVITIES TO CHANGES IN INTEREST RATES

The following table shows the maturity of the Company's loan portfolio (excluding mortgages on 1-4 family residences and installment loans) outstanding as of December 31, 1996 Also shown are the amounts due after one year classified according to their sensitivity to changes in interest rates.

                                          Maturing
                  -----------------------------------------------------------
                                 After One
                   Within        But Within          After
                  One Year       Five Years        Five Years         Total
                  ---------  -----------------  -----------------  ----------
                               Fixed  Variable   Fixed   Variable
                             -------- --------  -------- --------
                                      (In thousands)
Commercial         $509,517  $ 71,004  $37,293  $ 42,397  $     4  $  660,215
Real estate -
 construction        45,803     2,436       --     1,454      --       49,693
Real estate -
 mortgage           122,443    82,727   49,936   103,298   11,563     363,967
Financing leases        521     9,263    1,131        --       --      10,915
                   --------  --------  -------  --------  -------  ----------
           Total   $678,284  $165,430  $82,360  $147,149  $11,567  $1,084,790
                   ========  ========  =======  ========  =======  ==========

NONPERFORMING ASSETS

The Company's nonaccrual loans, accruing loans past due 90 days or more, restructured loans and other real estate owned are summarized for the periods indicated in the following table.(1)

                                                 December 31
                               -----------------------------------------------
                                1996      1995      1994      1993      1992
                               -------   -------   -------   -------   -------
                                           (Dollars in thousands)
Nonaccrual loans               $ 7,717   $18,450   $11,282   $13,691   $15,285
Accruing loans past due
 90 days or more                 1,804     1,467       944     1,640     1,215
Restructured loans               2,534        --     8,750       979       245
                               -------   -------   -------   -------   -------
    Total Nonperforming Loans   12,055    19,917    20,976    16,310    16,745
Other real estate owned          1,736       319       631       754     4,227
                               -------   -------   -------   -------   -------
    Total Nonperforming Assets $13,791   $20,236   $21,607   $17,064   $20,972
                               =======   =======   =======   =======   =======


Nonperforming loans to total
 loans outstanding                .64%     1.56%     1.72%     1.43%     1.54%
                               =======   =======   =======   =======   =======
Nonperforming assets to total
 assets                           .43%      .88%     1.01%      .81%     1.03%
                               =======   =======   =======   =======   =======

(1) In addition to loans classified as nonperforming at December 31, 1996, there were loans aggregating $14,900,000 where management is closely monitoring the borrowers' ability to comply with payment terms.
(2) Gross interest income of $698,000 would have been recorded in 1996 for nonaccrual and restructured loans at December 31, 1996 assuming these loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest actually included in 1996 income was $52,000.

SUMMARY OF LOAN LOSS EXPERIENCE

Activity in the Company's allowance for possible loan losses is summarized for the periods indicated in the following table.

                                        Year Ended December 31
                        ------------------------------------------------------
                           1996       1995       1994       1993       1992
                        ---------- ---------- ---------- ---------- ----------
                                        (Dollars in thousands)
Average amount of loans
 outstanding, net of
 unearned income        $1,591,147 $1,255,991 $1,179,828 $1,097,483 $1,049,271
                        ========== ========== ========== ========== ==========
Amount of loans
 outstanding at the end
 of the period, net of
 unearned income        $1,873,745 $1,273,394 $1,217,218 $1,140,813 $1,089,382
                        ========== ========== ========== ========== ==========
Balance of allowance
 for possible loan
 losses at beginning
 of period              $   20,047 $   21,795 $   21,876 $   16,682 $   15,376

Add:  Allowance of
 acquired subsidiary        11,800         --         --         --         --

Loans charged-off:
 Commercial                  2,896        178      2,520        794      3,025
 Real estate-
  construction                  --      3,000         61         --         --
 Real estate-
  mortgage                   1,339         24        244        329        681
 Installment                 2,409      1,754      1,163      1,336      1,967
                        ---------- ---------- ---------- ---------- ----------
Total Loans Charged-Off      6,644      4,956      3,988      5,459      5,673
Recoveries of loans
 previously
 charged-off:
  Commercial                   430         82        572        781        165
  Real estate-mortgage          --        147         74        145         71
  Installment                   48        534        668        667        676
                        ---------- ---------- ---------- ---------- ----------
       Total Recoveries      1,151        763      1,284      1,593        912
                        ---------- ---------- ---------- ---------- ----------
Net loans charged-off        5,493      4,193      2,704        866      4,761
Additions to allowance
 charged to expense          3,953      2,445      2,623      6,060      6,067
                        ---------- ---------- ---------- ---------- ----------
Balance At End Of Period$   30,307 $   20,047 $   21,795 $   21,876 $   16,682
                        ========== ========== ========== ========== ==========
Ratio of net charge-offs
 during the period to
 average loans
 outstanding                  .35%       .33%       .23%       .08%       .45%
                        ========== ========== ========== ========== ==========

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

                                                     December 31
                   ------------------------------------------------------------------------------
                       1996            1995            1994            1993            1992
                   --------------  --------------  --------------  --------------  --------------
Balance at end
  of period                Per-            Per-            Per-           Per-             Per-
applicable to      Amount cent(1)  Amount cent(1)  Amount cent(1)  Amount cent(1)  Amount cent(1)
----------------  ------- ------  ------- ------  ------- ------  ------- ------  ------- ------
                                              (Dollars in thousands)
Commercial        $20,660    36%  $10,149    36%  $12,719    34%  $13,386    34%  $ 7,381    35%
Real estate -
 construction         728     2       679     3     1,353     2     1,485     3       145     3
Real estate -
 mortgage           5,226    48     5,731    46     3,920    47     4,167    47     5,625    47
Installment         3,693    14     3,488    15     3,803    17     2,838    16     3,531    15
                  ------- ------  ------- ------  ------- ------  ------- ------  ------- ------
           Total  $30,307   100%  $26,047   100%  $21,795   100%  $21,876   100%  $16,682   100%
                  ======= ======  ======= ======  ======= ======  ======= ======  ======= ======

(1) Represents the percentage of loans outstanding in each category to total loans outstanding.

DEPOSITS

The average daily amount of the Company's deposits and the rates paid on such deposits is summarized for the periods indicated in the following table.

                                         Year Ended December 31
                        -----------------------------------------------------
                               1996              1995             1994
                        ----------------- ----------------- -----------------
                          Amount    Rate    Amount    Rate    Amount    Rate
                        ---------- ------ ---------- ------ ---------- ------
                                         (Dollars in thousands)
Noninterest-bearing
  demand deposits       $  305,111        $  230,842        $  226,394
Interest-bearing
  demand deposits          204,620  1.86%    203,751  2.55%    209,788  2.56%
Savings deposits           303,685  2.70%    312,888  3.33%    342,583  3.09%
Time deposits            1,277,846  5.29%    910,175  5.47%    842,887  4.30%
                        ----------        ----------        ----------
                Total   $2,091,262        $1,657,656        $1,621,652
                        ==========        ==========        ==========

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

The following table shows the maturities of the Company's outstanding domestic CDs and other time deposits in denominations of $100,000 or more at December 31, 1996.

                                Time             Other
                             Certificates         Time
                             of Deposits        Deposits            Total
                             ------------       --------          --------
                                             (In thousands)
Time remaining to maturity:
  Within three months           $168,145          $3,508          $171,653
  Over three through six          37,209              --            37,209
  Over six through twelve         26,451              --            26,451
  Over twelve months              36,418              --            36,418
                                --------          ------          --------
                       Total    $268,223          $3,508          $271,731
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

                         Federal Funds Purchased         Notes Payable -
                         and Securities Sold Under       U.S. Treasury and
                         Agreements to Repurchase        Other Borrowings
                        --------------------------    ----------------------
                          1996     1995     1994        1996    1995    1994
                        -------- -------- --------    ------- ------- -------
                                       (Dollars in thousands)
Balance at December 31  $387,357 $241,263 $255,010    $37,628 $26,381 $21,884
Weighted average
 interest rate at
 year end                  5.26%    4.69%    6.29%      5.07%   5.51%   5.14%
Maximum amount
 outstanding at any
 month's end            $433,965 $292,275 $255,010    $49,256 $48,219 $38,102
Average amount
 outstanding during
 the year               $324,164 $244,714 $220,106    $22,570 $23,586 $18,797
Weighted average
 interest rate during
 the year                  4.93%    5.45%    4.05%      5.24%   5.72%   3.77%

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

FWNB has 19 fully utilized branch offices in Allen County, Indiana, in addition to its main office. FWNB owns 11 of its branch offices. Five other branch offices are part of land lease arrangements under which the buildings are owned by FWNB. Three branch offices sites are wholly leased. Valley American Bank and Trust Company (Valley) owns its main office facility located in Mishawaka, Indiana. In addition Valley has 19 branch offices, of which 8 are owned by Valley, 3 are part of land lease arrangements under which the buildings are owned by Valley, and 8 branch offices which are wholly leased. Each of the Registrant's other banking subsidiaries owns its respective main office in its home community. The Auburn State Bank has one branch office, Old-First National Bank in Bluffton has three branch offices, First National Bank of Huntington has four branch offices, and First National Bank of Warsaw has nine branch offices.

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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders from September 30, 1996 to December 31, 1996.

Part II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

A market exists for Fort Wayne National Corporation common stock in the national over-the-counter market. The following table sets forth to the Company's best knowledge the high and low sales prices per share from January 1, 1995 through December 31, 1996.

                          First       Second      Third       Fourth
1996                      Quarter     Quarter     Quarter     Quarter
-----                     --------    --------    --------    --------
High                      $  32.25    $  32.00    $  33.00    $  41.75
                          ========    ========    ========    ========
Low                          29.50       29.00       29.75       32.00
                          ========    ========    ========    ========

                          First       Second      Third       Fourth
1995                      Quarter     Quarter     Quarter     Quarter
-----                     --------    --------    --------    --------
High                      $  27.00    $  29.25    $  33.50    $  33.00
                          ========    ========    ========    ========
Low                          25.25       25.50       27.25       30.50
                          ========    ========    ========    ========

The Company's common stock is traded in the national market system of the National Association of Securities Dealers (NASDAQ) under the symbol FWNC. As of December 31, 1996 and 1995 there were 3,664 and 3,448 shareholders of record, respectively.

On February 19, 1997, the closing price for the Company's common stock, as reported by NASDAQ, was $41.50.

Market Makers:  ABN-AMRO Chicago Corporation        Merrill Lynch
                Everen Securities, Inc.             F. J. Morrissey & Co. Inc.
                Herzog, Heine, Geduld, Inc.         NatCity Investments, Inc.
                Keefe, Bruyette & Woods, Inc.       Paine Webber, Inc.
                McDonald & Company

Item 6.   SELECTED FINANCIAL DATA

                       1996        1995        1994        1993        1992
                     ---------   ---------   ---------   ---------   ---------
                          (Dollars in thousands, except per share data)
STATEMENT OF INCOME
Interest and fees
 on loans            $ 141,257   $ 113,604   $  96,538   $  89,783   $  92,724
Interest and
 dividends on
 investments            56,491      45,398      44,581      49,865      57,619
Other interest
 income                  1,617       1,330         455       1,199       1,004
                     ---------   ---------   ---------   ---------   ---------
Total Interest
 Income                199,365     160,332     141,574     140,847     151,347
Interest expense        99,569      80,976      62,759      62,382      76,990
                     ---------   ---------   ---------   ---------   ---------
Net Interest Income     99,796      79,356      78,815      78,465      74,357
Provision for
 possible loan
 losses                  3,953       2,445       2,623       6,060       6,067
                     ---------   ---------   ---------   ---------   ---------
Net Interest Income
  After Provision
  For Possible Loan
  Losses                95,843      76,911      76,192      72,405      68,290
Noninterest income
Fiduciary fees          12,459       9,749       8,950       8,060       7,475
Other                   12,500       9,763      10,156      10,400       8,405
Net securities gains       392          87           5         402         100
                     ---------   ---------   ---------   ---------   ---------
Total Noninterest
 Income                 25,351      19,599      19,111      18,862      15,980
Noninterest expense
  Salaries and
   benefits             39,724      32,237      29,798      28,878      26,733
  Other                 33,453      27,840      27,639      27,747      25,803
                     ---------   ---------   ---------   ---------   ---------
Total Noninterest
 Expense                73,177      59,077      57,437      56,625      52,536
                     ---------   ---------   ---------   ---------   ---------
Income Before
 Income Taxes           48,017      37,433      37,866      34,642      31,734
Applicable income
 taxes                  15,515      10,726      11,654      10,509       9,291
                     ---------   ---------   ---------   ---------   ---------
Net Income           $  32,502   $  26,707   $  26,212   $  24,133   $  22,443
                     =========   =========   =========   =========   =========

Cash dividends
 declared            $  13,250   $  10,758   $   9,952   $   9,302   $   8,656
Per common share:
 Net income               2.68        2.33        2.28        2.11        1.97
 Cash dividends
  declared                1.02         .94         .87         .81         .76

FINANCIAL CONDITION
Total assets        $3,221,297  $2,296,107  $2,135,961  $2,094,425  $2,034,049
Average daily assets 2,765,890   2,172,709   2,092,875   2,065,636   2,025,845
Average daily
 deposits            2,091,262   1,657,656   1,621,652   1,612,786   1,594,816
Average daily loans  1,591,147   1,255,991   1,179,828   1,097,483   1,049,271
Average
 shareholders'
 equity                264,373     217,083     202,538     182,884     167,343
Subordinated and
 other long-term
 debt                   58,341       6,400       7,160       7,920       9,305

OTHER DATA
Average common
 shares outstanding 11,653,452  11,449,277  11,480,372  11,432,624  11,381,498
Number of employees
 at year end (1)         1,467       1,083       1,052       1,027       1,027
Tax equivalent yield
 on earning assets       8.16%       8.36%       7.72%       7.77%       8.44%
Cost of supporting
 liabilities             3.94%       4.06%       3.28%       3.30%       4.14%
Net interest margin
 on earning assets       4.22%       4.30%       4.44%       4.47%       4.30%
Efficiency ratio        55.68%      56.13%      55.14%      54.94%      54.77%
Return on average
 assets                  1.18%       1.23%       1.25%       1.17%       1.11%
Return on average
 equity                 12.29%      12.30%      12.94%      13.20%      13.41%
Common dividend
 payout ratio           36.31%      40.28%      37.97%      38.54%      38.57%
Average equity to
 average asset ratio     9.56%       9.99%       9.68%       8.85%       8.26%
Market value to book
 value per common
 share at year end     174.31%     154.03%     150.20%     148.58%     191.56%
Price earnings ratio      14.2        13.5        11.4        11.8        14.9

(1) Includes part-time employees.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis are intended to cover significant factors and conditions affecting the Company's overall performance for the past three years. It should be read in conjunction with the audited consolidated financial statements of the Company contained elsewhere herein.

On June 1, 1996 the Company acquired, through merger of Valley Financial Services, Inc. (VFS) with and into the Company, all of the issued and outstanding stock of VFS's only banking subsidiary, Valley American Bank and Trust Company (Valley). This acquisition has been accounted for as a purchase for accounting purposes, and accordingly, the results of operations of Valley have been included in the consolidated results of operations of the Company from the date of acquisition. As of December 31, 1996, Valley had total assets of $923.6 million which accounts for 29% of the Company's consolidated total assets at that date. Valley's net income of $5.1 million for the period from June 1, 1996 to December 31, 1996 accounts for 16% of the Company's consolidated net income for the full year ended December 31, 1996. The acquisition of Valley has, therefore, had a material impact on the financial position and results of operations of the Company as of and for the year ended December 31, 1996 as compared to prior years.


FINANCIAL HIGHLIGHTS

                                             1996         1995       Change
                                         ----------    ----------    -------
                                                 (Dollars in thousands,
                                                  except per share data)
FOR THE YEAR
  Total interest income                  $  199,365    $  160,332      24.3%
  Total interest expense                     99,569        80,976      23.0
  Net interest income                        99,796        79,356      25.8
  Provision for possible loan
   losses                                     3,953         2,445      61.7
  Applicable income taxes                    15,515        10,726      44.6
  Net income                                 32,505        26,707      21.7

PER COMMON SHARE
  Net income                             $     2.68    $     2.33      15.0%
  Dividends declared                           1.02           .94       8.5
  Book value at year end                      21.80         20.45       6.6

AVERAGES
  Assets                                 $2,765,890    $2,172,709      27.3%
  Deposits                                2,091,262     1,657,656      26.2
  Loans (before allowance for
    possible loan losses)                 1,591,147     1,255,991      26.7
  Investments                               905,993       717,834      26.2

SELECTED FINANCIAL RATIOS
  Return on average assets                    1.18%        1.23%
  Return on average equity                   12.29%       12.30%
  Net interest margin                         4.22%        4.30%
  Tier I and Tier II capital ratio           12.95%       16.27%

COMPARATIVE EARNINGS ANALYSIS

                                                      Increase/(Decrease)
                                                   --------------------------
                                                     1996/1995     1995/1994
                                                   -------------  -----------
                            1996    1995    1994   Amount    %    Amount   %
                          -------- ------- ------- ------- -----  ------ ----
                                     (Dollars in thousands)
Net interest income
    (fully taxable
    equivalent basis)     $106,470 $85,733 $85,058 $20,737  24.2% $  675  0.8%
Taxable equivalent
    adjustment               6,674   6,377   6,243     297   4.7     134  2.1
                           ------- ------- ------- -------  ----- ------ -----
     Net Interest Income    99,796  79,356  78,815  20,440  25.8     541  0.7
Provision for
    possible loan losses     3,953   2,445   2,623   1,508  61.7    (178)(6.8)
Noninterest income          25,351  19,599  19,111   5,752  29.3     488  2.6
Noninterest expense         73,177  59,077  57,437  14,100  23.9   1,640  2.9
                           ------- ------- ------- -------  ----- ------ -----
Income Before Income Taxes  48,017  37,433  37,866  10,584  28.3    (433)(1.1)
Applicable income taxes     15,515  10,726  11,654   4,789  44.6    (928)(8.0)
                           ------- ------- ------- -------  ----- ------ -----
              Net Income  $ 32,502 $26,707 $26,212 $ 5,795  21.7  $  495  1.9
                          ======== ======= ======= =======  ===== ====== =====

RESULTS OF OPERATIONS
EARNINGS. Net income in 1996 totaled $32.5 million, an increase of 22% over the $26.7 million earned in 1995 and 24% over the $26.2 million earned in 1994. Earnings per common share for 1996 were $2.68 compared to $2.33 in 1995 and $2.28 in 1994. Fourth quarter earnings were $9.5 million or $.77 per share, an increase of 7% over third quarter 1996 and 36% over fourth quarter 1995. Since the acquisition of Valley was accounted for as a purchase, a significant amount of amortization relating to goodwill and other intangibles is included in reported earnings. Cash earnings (earnings before amortization of goodwill and other intangibles) amounted to $34.3 million or $2.83 per common share in 1996.

The major components of the Company's operating results are summarized in the Comparative Earnings Analysis table. Net interest income increased 26% in 1996 over 1995 after having increased less than 1% in 1995 over 1994. Without Valley's net interest income of $18.7 million, net interest income in 1996 would have increased by $1.8 million or 2% over 1995. Net overhead, which is the amount by which noninterest expense exceeds noninterest income, increased

21% in 1996 from 1995 and 3% in 1995 over 1994. Excluding Valley, net overhead for 1996 would have been below 1995 by $1.2 million or 3%. The provision for possible loan losses charged to earnings increased 62% in 1996 from 1995 after reflecting a 7% decrease in 1995 from 1994. Without Valley's provision of $323,000 in 1996, the provision for loan losses would have increased by 48%. Applicable income taxes increased by $4.8 million or 45% following an 8% decrease in 1995 over 1994.

NET INTEREST INCOME. Net interest income, which is the difference between interest and fees earned on assets and the interest paid on deposits and other funding sources, is the primary source of earnings for the Company. This component represented approximately 80% of the Company's net revenues in 1996. A detailed analysis highlighting the changes in net interest income is provided in the Analysis of Changes in Interest Differential table. Interest earned on tax-exempt loans and investments is adjusted for comparative purposes to a taxable equivalent basis using the federal tax rate of 35%, resulting in a fully taxable equivalent (FTE) net interest income.

Net interest income on a fully taxable equivalent basis totaled $106.5 million in 1996 compared to $85.7 million in 1995 and $85.1 million in 1994. The significant increase in net interest income in 1996 includes an increase of $17.0 million due to volume increases in 1996 following a $3.1 million increase due to volume in 1995. The 1996 volume increase was fueled by the earning assets and interest-bearing liabilities added to the Company's balance sheet in 1996 through the acquisition of Valley. Rate movements also increased net interest income by $3.7 million in 1996 after negatively impacting net interest income by $2.4 million in 1995.

Average earning assets increased by $531.3 million or 27% for 1996 with increases of $335.2 million in loans, net of unearned income, and $188.2 million in investment securities. The 1996 average earning assets include $309.7 million of loans, net of unearned income, and $112.8 million of investment securities of Valley. Interest-bearing liabilities increased $468.6 million or 28% for 1996 with Valley adding $369.0 million in interest-bearing liabilities. Absent Valley, interest-bearing liabilities increased by $99.6 million: the net of increases of $172.9 million in time deposits, and $10.9 million in subordinated and other long-term notes; offset by decreases of $2.3 million in short-term borrowings, $33.5 million in interest-bearing demand deposits and $48.4 million in savings deposits.

The increase in time deposits in 1996 continues the trend which began in 1995. During 1995, the Company introduced its AnydayEveryday account which is priced to yield a return above the average money market rate. This product continues to be very successful in terms of generating time deposits for the Company.

The Company's net interest margin measured on a fully taxable equivalent basis decreased to 4.22% in 1996 from 4.30% in 1995 and 4.44% in 1994. Although the Company continues to experience significant pressure on net interest margin, the net interest margin for the fourth quarter of 1996 was 4.33% compared to 4.19% in the third quarter of 1996 and 4.21% in the fourth quarter of 1995.

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

The Company's charge to earnings as a provision for possible loan losses was approximately $4.0 million in 1996, $2.4 million in 1995 and $2.6 million in 1994. Net loan charge-offs amounted to $5.5 million in 1996, $4.2 million in 1995 and $2.7 million in 1994. Net charge-offs as a percent of average loans outstanding were .35%, .33% and .23% for the years ended December 31, 1996, 1995 and 1994, respectively.

At December 31, 1996, the Company's allowance for possible loan losses totaled $30.3 million or 1.62% of total loans outstanding as compared to 1.57% in 1995 and 1.79% in 1994. The ratio of the allowance for possible loan losses to nonperforming loans of 251% for 1996 compares to 101% at the end of 1995 and 104% at December 31, 1994.

Nonperforming loans (including nonaccrual loans, accruing loans past due 90 days or more, and restructured loans) amounted to $12.1 million at year-end 1996 compared to $19.9 million at year-end 1995 and $21.0 million at year-end 1994. Nonperforming loans represented just .64% of total loans outstanding at December 31,1996 compared to 1.56% one year ago and 1.72% at the end of 1994. Nonperforming assets (nonperforming loans plus other real estate owned) represented .43% of total assets, the lowest level in the past five years and significantly better than the Company's peer ratio of .59%.

Other than those loans included in the Nonperforming Assets table and related notes thereto, there are no other loans which management is closely monitoring, or which have been classified by bank regulators, which are being monitored or classified because of trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

NONINTEREST INCOME AND EXPENSE ANALYSIS

                                                      Increase/(Decrease)
                                                -------------------------------
                                                   1996/1995       1995/1994
                                                --------------- ---------------
                       1996     1995    1994     Amount    %     Amount    %
                     -------  -------  -------  ------- ------- -------- ------
                                          (Dollars in thousands)
Noninterest income:
 Fiduciary fees     $12,459  $ 9,749  $ 8,950  $ 2,710    27.8% $  799     8.9%
 Service charges on
  deposit accounts    6,515    4,705    4,561    1,810    38.5     144     3.2
  Other service
    charges           3,197    2,880    3,943      317    11.0  (1,063)  (27.0)
  Net securities
   gains                392       87        5      305   350.6      82 1,640.0
  Other income        2,788    2,178    1,652      610    28.0     526    31.8
                    -------  -------  -------  ------- -------- ------ --------
Total Noninterest
 Income             $25,351  $19,599  $19,111  $ 5,752    29.3  $  488     2.6
                    =======  =======  =======  ======= ======== ====== ========
Noninterest expense:
 Salaries and wages $32,218  $25,231  $23,829  $ 6,987    27.7% $1,402     5.9%
 Employee benefits    7,506    6,006    5,969    1,500    25.0      37      .6
 Net occupancy
   expense            6,360    5,032    4,952    1,328    26.4      80     1.6
 Equipment expense    5,228    4,213    3,882    1,015    24.1     331     8.5
 FDIC assessment       (116)   1,939    3,649   (2,055) (106.0) (1,710)  (46.9)
 Amortization of
  goodwill and
  other intangibles   1,772      232      231    1,540   663.8       1      .4
 Other expense       20,209   16,424   14,925    3,785    23.0   1,499    10.0
                    -------  -------  -------  ------- -------- ------ --------
Total Noninterest
 Expense            $73,177  $59,077  $57,437  $14,100    23.9  $1,640     2.9
                    =======  =======  =======  ======= ======== ====== ========

NONINTEREST INCOME AND EXPENSE. A ratio often used to evaluate the noninterest income and expense performance of banking organizations is the efficiency ratio. This ratio is calculated by dividing total noninterest expense by the total of net interest income (on a fully taxable equivalent basis) and noninterest income less securities transactions. The lower the ratio, the more efficient the organization is at generating income in relation to the expenses incurred to obtain that income. The Company has historically outperformed its peers with efficiency ratios of 55.7%, 56.1% and 55.1%, respectively in 1996, 1995 and 1994 compared to peer ratios of 61.0%, 61.8% and 63.4%, respectively for the same periods. Excluding the amortization of goodwill and other intangibles, the Company's efficiency ratio would be 54.3%, 55.9% and 54.9%, respectively in 1996, 1995 and 1994.

During 1996, fiduciary fees increased $2.7 million or 28% from 1995 following the 9% increase in 1995 from 1994. Valley contributed less than $1 million to the 1996 increase. The market value of assets under supervision by the Company's trust and investment group continues to increase, amounting to $3.8 billion at December 31, 1996, up from $3.4 billion at December 31, 1995 and $2.8 billion at December 31, 1994.

Service charges on deposits grew $1.8 million or 38% in 1996 after increasing 3% in 1995 over 1994. While Valley added $1.2 million to this category in 1996, the Company continues to realize an improvement in its collection of various deposit fees.

Other service charges increased $317,000 or 11% in 1996. However, other service charges at Valley amounted to $687,000. Therefore, this category decreased by $370,000 or 13% net of Valley. This category also decreased by $1.1 million in 1995 from 1994. The variance from 1995 to 1996 is attributed primarily to a decrease in insurance premium income of $82,000, a decrease in merchant discount fees of $59,000 and a decrease in income generated from referrals on annuity prospects of $214,000. The 1995 decrease was also attributed to a decrease in income generated from referrals on annuity prospects of $340,000.

Other income reflected a $610,000 or 28% increase in 1996 from 1995 with $292,000 contributed by Valley and $318,000 contributed by an increase in electronic banking income. In addition, the Company recognized $189,000 in capitalized originated mortgage servicing rights as a result of adopting Statement 122, "Accounting for Mortgage Servicing Rights - An Amendment to Statement 65." Other income reflected a $526,000 or 32% increase in 1995 from 1994 as the Company generated net gains on sales of loans of $101,000 in 1995 and net losses on sales of loans of $379,000 in 1994. Sales of loans netted a gain of $5,000 in 1996.

Securities transactions amounted to a net gain of $392,000 in 1996 compared to $87,000 in 1995 and $5,000 in 1994. Substantially all of the net securities gain in 1996 was due to the sale of certain common stock held by the Company.

Total noninterest expense increased 24% in 1996 over 1995, yet just 3% without Valley's $12.5 million of noninterest expense. Total noninterest expense increased 3% in 1995 over 1994.

Salaries and wages reflected a $7.0 million or 28% increase in 1996 over 1995 ($1.8 million or 7% excluding Valley) and a $1.4 million or 6% increase in 1995 over 1994. The number of full time equivalent employees increased to 1,317 at December 31, 1996 from 977 at year-end 1995 and 964 at year-end 1994. Valley had 349 full time equivalent employees at December 31, 1996. The increase in salaries and wages in 1996 is the result of the employees added with the Valley acquisition, general merit increases and an increase in incentive and other bonus compensation of $791,000 (exclusive of Valley). The 1995 increase over 1994 resulted from general merit increases and the additional staff needed to support new products and services and increased loan and deposit volumes.

Employee benefits increased by $1.5 million or 25% in 1996 from 1995, consistent with the 28% increase in salaries and wages. Employee benefits reflected only a minor increase in 1995 from 1994 as the result of favorable claim experience which allowed the Company's health insurance premium rates to remain the same in 1995 as in 1994.

Net occupancy expense increased $1.3 million or 26% in 1996 over 1995 ($245,000 or 5% excluding Valley), reflecting increases in building depreciation, utilities, insurance and rent. Net occupancy expense increased just $80,000 or 2% in 1995 over 1994.

Equipment expense increased by $1.0 million or 24% in 1996 from 1995 ($287,000 or 7% excluding Valley) and $331,000 or 9% in 1995 over 1994. Both the 1996 and 1995 increases are due to higher depreciation on equipment as the Company continues to roll-out its corporate-wide loan documentation / teller station / platform technology.

The most significant decrease to noninterest expense for 1996 and 1995 occurred in the FDIC insurance expense. This category decreased by $2.1 million or 106% in 1996 and $1.7 million or 47% in 1995. The FDIC insurance fund met its federally mandated level of 1.25% of insured deposits during the second quarter of 1995. Therefore, the Company's FDIC insurance expense was reduced from the prior rate of $.23 per $100 of insured deposits to $.04 per $100 of insured deposits. Beginning in January of 1996, well capitalized financial institutions were not assessed a premium. Beginning in January of 1997, the FDIC insurance rate has been increased to $.013 per $100 of insured deposits and, therefore the Company expects to incur approximately $326,000 in FDIC insurance premiums in 1997.

Amortization of goodwill and other intangibles increased by $1.5 million in 1996 over 1995, reflecting the amortization of goodwill and other intangibles recorded in connection with the acquisition of Valley in 1996. The acquisition of Valley created $52.8 million of goodwill and other intangibles for which the ongoing annual amortization will be $2.6 million. Amortization of goodwill and other intangibles relating to previous acquisitions of the Company accounted for under the purchase method of accounting was virtually identical in 1996, 1995 and 1994.

Other expense increased by $3.8 million or 23% in 1996 from 1995 ($691,000 or 4% excluding Valley). Professional fees including legal, accounting, and management consulting, covering such services as acquisition planning, strategic planning, loan work-out activities, and asset / liability management activities increased $1.2 million. However, in 1996 certain other expenses decreased as 1995 was impacted by conversion expenses relating to the Company's trust software and operating expenses on loan collateral.

INCOME TAXES. The Company's effective tax rate was 32% in 1996, 29% in 1995 and 31% in 1994. The Company's effective tax rate for financial reporting purposes differs from the statutory marginal federal and state tax rates. This is attributable principally to the tax-exempt income that is earned on various earning assets and the disallowance of a tax deduction on certain recorded expenses. See Note 9 to the Company's consolidated financial statements for a further discussion of income taxes.


ANALYSIS OF FINANCIAL CONDITION

The Company's total assets at December 31, 1996 increased by $925.2 million or 40% from the prior year and totaled over $3.2 billion. Loans outstanding totaled over $1.8 billion and total deposits exceeded $2.4 billion. These amounts include the assets, loans and deposits of Valley of $923.6 million, $539.6 million and $622.0 million, respectively.

LOANS. All categories of lending increased during 1996 both including and excluding loans outstanding at Valley on December 31, 1996. Excluding Valley, loans increased by $60.7 million or 5%. Commercial lending increased by $207.0 million or 46% of which $197.4 million was outstanding at Valley. Installment loans totaled $257.4 million at December 31, 1996 ($200.3 million without Valley) compared to $192.3 million at December 31, 1995. Despite increases in each of the previously mentioned lending categories, real estate lending, including real estate mortgage and real estate construction loans, continues to be the major component of the Company's loan portfolio. Real estate loans represent 51% of the Company's total loan portfolio at year-end 1996. This category of loans increased by $325.5 million or 52% from year-end 1995 with such loans at Valley amounting to $284.7 million. As the Company's underwriting policy for 1-4 family residential loans follows that of industry standards and meets the criteria for sale in the secondary market, the Company's real estate loan portfolio is of high quality. The majority of the Company's real estate lending is concentrated in the Company's market area of north central and northeastern Indiana.

INVESTMENTS. Total investment securities increased $210.0 million or 27% from December 31, 1995 with Valley adding $195.7 million. In 1995, investment securities increased $63.2 million or 9% over 1994. On average during 1996, investment securities increased $188.2 million or 26%. Excluding Valley's average investment securities of $112.8 million, average investment securities increased by $75.4 million or 10%. This follows a decrease of $12.8 million or 2% in 1995 from 1994. The increase in average securities in 1996 is attributable to average funding sources increasing at a faster rate than average loan growth while in 1995 the opposite was true. Average short-term investments, including federal funds sold and time deposits with other banks, increased $8.0 million or 30% in 1996 after increasing $15.2 million or 37% in 1995 from 1994. However, $20.0 million of the 1996 increase was from short-term investments outstanding at Valley.

During 1996 and 1995, the Company purchased approximately $49.5 million and $25.7 million of securities designated as trading, respectively, and sold trading securities with a carrying value of $69.3 million and $5.2 million, respectively. Realized gains (losses) on sales of trading securities amounted to $(749,000) in 1996 and $255,000 in 1995. There were no investment securities held for trading purposes at December 31, 1996. The carrying value of securities held for trading purposes at December 31, 1995 was $21.3 million including a recognized unrealized gain of $715,000.

The Company's investment portfolio continues to be of high quality as evidenced by U.S. Government and other federal agencies representing approximately two thirds of the total outstanding in each of the past three years. The Company's holdings of states and other political subdivisions decreased slightly to 22% of the total portfolio compared to 26% in 1995 and 25% in 1994. Other investments, including U.S. agency mortgage backed securities, corporate debt securities and other securities represented 13% or less of the total portfolio at the end of 1996, 1995 and 1994.

DEPOSITS. The primary source of funds for the Company comes from demand and time deposits generated at the affiliate banks. Total deposits as of December 31, 1996 increased by $654.4 million or 37% with $622.0 million of this increase attributable to outstanding deposits at Valley on December 31, 1996. In 1995, total deposits increased by $135.2 million or 8% over the levels achieved at the end of 1994. As depicted in the Deposits table, total average deposits increased by $433.6 million or 26% of which Valley contributed $330.8 million. However, as was realized in 1995 and 1994, the Company continues to experience a shift in the mix of the different deposit categories. While noninterest-bearing demand deposits as a percent of total average deposits remained relatively stable at 15% in 1996, 14% in 1995 and 14% in 1994, interest-bearing demand deposits as a percentage of total average deposits decreased to 10% in 1996 from 12% in 1995 and 13% in 1994. Average savings deposits also decreased to 15% in 1996 from 19% in 1995 and 21% in 1994. Offsetting these decreases were increases in average time deposits to total average deposits to 61% in 1996 from 55% in 1995 and 52% in 1994. The time deposits category includes the Company's popular AnydayEveryday account which averaged $327.5 million in 1996, $149.3 million in 1995 and $122.8 million in 1994.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT. Federal funds purchased and securities sold under agreements to repurchase consist primarily of repurchase arrangements commercial customers of the Company's affiliate banks' utilize for cash management services. In 1996, average federal funds purchased and securities sold under agreements to repurchase increased $79.5 million or 32% with $77.8 million of the increase coming from average federal funds purchased and securities sold under agreements to repurchase of Valley. In 1995, this funding category increased by $24.6 million or 11% on average from the prior year.

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

Long-term debt increased to $58.3 million at December 31, 1996. During 1996, the Company borrowed $15.0 million from another financial institution on a term basis to help facilitate the payment of the cash portion of the merger consideration paid to former shareholders of VFS. The Company also assumed $34.8 million of Federal Home Loan Bank and other long-term debt of Valley and $6.8 million of junior subordinated notes of VFS. Pay downs on pre-existing, incurred and acquired debt totaled $4.9 million and $760,000 in 1996 and 1995, respectively, as a result of scheduled principal payments. For a further discussion of the Company's long-term debt obligations, maturities, and related dividend and other restrictions, refer to Notes 10 and 13 in the Company's accompanying consolidated financial statements.

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

In addition, during 1994 the Board of Directors approved the repurchase of up to 600,000 shares of the Company's common stock. During 1996 and 1995, the Company repurchased 444,223 and 105,000 shares of its common stock at a total cost of $14.2 million and $2.8 million, respectively.

In connection with the acquisition of VFS, on June 1, 1996 the Company issued 739,976 shares of Series 1 - 6% convertible Class B Nonvoting preferred stock with a value of $37 million and 646,187 shares of common stock with a value of $20 million.

Dividends declared in 1996 totaled $13.3 million, including dividends on preferred stock of $1.3 million and dividends on common stock of $12.0 million. This compares to dividends declared on common stock of $10.8 million in 1995 and $10.0 million in 1994. On January 21, 1997, the Company's Board of Directors increased the annual common dividend to $1.16, up from the $1.02 declared in 1996 and the $.94 declared in 1995. The dividend payout ratio for 1996 was 36.3% compared to 40.3% for 1995 and 38.0% for 1994.


ASSET LIABILITY MANAGEMENT

As the Company's loans and deposits are designed to meet customer preferences, maturity mismatches will occur within the balance sheet. It is the goal of the Company's Asset/Liability Management committee to manage these maturity mismatches in a way to provide a maximum level of net interest income within established policy guidelines of liquidity and interest rate risk exposure.

INTEREST RATE SENSITIVITY. The degree by which net interest income may vary due to changes in interest rates is measured through interest rate sensitivity management. A static gap report, measured at a single point in time, measures the difference between assets and liabilities that reprice in a future given time period. The Company's gap ratio (the percentage of assets repricing against liabilities) at December 31, 1996 was 83%. The Company has historically operated with a liability sensitive position meaning more liabilities reprice on a cumulative basis than assets. This indicates net interest income should increase in declining rate scenarios and decrease in rising rate scenarios. However, as rate movements are rarely parallel, a gap report can only be considered a rough measurement of the direction a rate movement could have on net interest income. The effect of a shift in the yield curve and/or a change in the spread between certain rate indexes is better measured through the use of simulation modeling.

The Company runs the simulation model numerous times throughout the year comparing baseline results (earnings under a flat scenario) to earnings under dynamic rate scenarios. The exposure to these changes are well within the Company's guidelines. Should exposures be determined outside of tolerance levels, the Company has tools it can use to minimize the risk to earnings. Among these tools are specific investment decisions, pricing structures of deposit funds, and exchange traded financial futures and options. For a complete discussion of the Company's use of derivative contracts, refer to
Note 17 in the Company's consolidated financial statements.

RATE SENSITIVITY ANALYSIS

The following table presents an analysis of the rate sensitivity of the Company's earning assets and interest-bearing liabilities as of December 31, 1996.

                                          Maturing or Repricing
                  ---------------------------------------------------------------------
                                                                    Non-Rate
                                               Total                Sensitive
                   1-90     91-180   181-365  1 Year         1-5     & Over
                   Days      Days     Days    & Under       Years    5 Years     Total
                ----------- -------- --------- ---------  --------- --------- ----------
                                        (Dollars in thousands)
Interest-earning
 assets:
  Net loans     $  847,707 $ 108,779 $ 161,722 $1,118,208 $  471,681 $283,856 $1,873,745
  Investment
   securities(1)    70,698    47,762    94,371    212,831    579,034  182,743    974,608
  Other earning
   assets           56,351       100        --     56,451         --       --     56,451
                ---------- --------- ---------  ---------  --------- -------- ----------
Total Interest-
 earning Assets    974,756   156,641   256,093  1,387,490  1,050,715  466,599  2,904,804
Other assets            --        --        --         --         --  316,493    316,493
                ---------- --------- ---------  ---------  --------- -------- ----------
Total Assets    $  974,756 $ 156,641 $ 256,093 $1,387,490 $1,050,715 $783,092 $3,221,297
                 =========  ========  ========  =========  ========= ======== ==========

Interest-bearing
 liabilities:
  Interest-
   bearing
   deposits     $  956,748 $ 205,995 $ 191,163 $1,353,906 $ 447,768 $201,099 $2,002,773
  Short-term
   borrowings      414,275    10,260       450    424,985        --       --    424,985
  Long-term
   notes            15,826     5,936     4,442     26,204    22,719    9,418     58,341
  Hedged
   interest-
   bearing
   liabilities    (143,000)       --       --    (143,000)       --       --   (143,000)
                ---------- --------- ---------  ---------  --------  ------- ----------
Total Interest-
 Bearing
 Liabilities     1,243,849   222,191   196,055  1,662,095   470,487  210,517  2,343,099
Demand
 deposits               --        --        --         --        --  419,118    419,118
Other
 liabilities            --        --        --         --        --   22,962     22,962
Deferred gain
 on sale of
 premises               --        --        --         --        --      961        961
Shareholders'
 equity                 --        --        --         --        --  292,157    292,157
                ---------- --------- ---------  ---------  --------  ------- ----------
Total
 Liabilities
 and
 Shareholder's
 Equity         $1,243,849 $ 222,191 $ 196,055 $1,662,095 $ 470,487 $945,715 $3,078,297
                 =========  ========  ========  =========  ========  ======= ==========
Rate
 sensitivity
 gap            $ (269,093)$ (65,550)$  60,038  $ (274,605)
                ========== ========= =========  ==========
Cumulative rate
 sensitivity
 gap           $  (269,093)$(334,643)$(274,605)
               =========== ========= =========
Cumulative rate
 sensitivity
 gap ratio             .78       .77       .83
               =========== ========= =========

(1) The sensitivity of investment securities is based on the earlier of call dates or scheduled maturities.

LIQUIDITY. Guidelines are established through the Asset/Liability Management committee to ensure a stable source of funding to meet both the expected and unexpected cash demands of loan and deposit customers. The Company maintains a stable base of core deposits provided by long-standing customer relationships. The Company complements this source of liquidity with short-term borrowings through correspondent bank relationships in addition to other corporate customers. Many corporate customers utilize the Company's cash management program sweeping excess deposit funds into repurchase agreements. Therefore, the Company considers the majority of its repurchase agreements as another source of stable funds.

The greatest source of liquidity for the Company is its marketable securities. While the Company classifies all of its investments as available-for-sale, the investment portfolio is highly liquid as approximately 71% of the portfolio consists of marketable U.S. Treasury or federal agency securities. In addition, the Company's investment strategy calls for laddering the maturities of investments purchased. Therefore, there is another $37 million of other investments scheduled to mature during 1997 that can also be used to meet liquidity demands if necessary.

INFLATION AND CHANGING PRICES

Reported earnings are affected by inflation, indirectly through changing interest rates and directly by increased operating expenses. However, general price level inflation has not had a material effect on the information presented herein.

INDUSTRY OUTLOOK AND REGULATORY CHANGES

The Company continues to be optimistic about the future of the banking industry. Recent legislative developments which the Company sees as encouraging include the "Depository Institutions Affiliations and Thrift Conversion Act." This proposed legislation would eliminate the thrift charter and permit affiliations between commercial banks, insurance companies, and securities firms under a holding company structure. In addition, the "Deposit Insurance Funds Act," which became law on September 30, 1996 directs the Secretary of the Treasury to make recommendations to Congress for the establishment of a common charter for banks and savings associations. It is expected that the proposal from the Treasury Department to Congress would include recommendations that commercial banks be allowed to engage in the full range of insurance and securities activities. Both of these legislative initiatives are aimed at modernizing the financial services industry and eliminating some of the competitive disadvantages which banks must currently overcome in the financial services marketplace. The Deposit Insurance Funds Act required certain depository institutions to pay a one-time special assessment to the FDIC in order to bring the Savings Association Insurance Fund (SAIF) to its required reserve ratio. It also authorized the Financing Corporation (FICO) to impose periodic assessments on both SAIF institutions and institutions that are members of the Bank Insurance Fund (BIF), including the Company, in order to spread the cost of interest payments on the outstanding FICO bonds over a larger number of institutions. As a result, the Company's FDIC insurance premiums were increased from zero to $.013 per $100 of insured deposits. This will result in approximately $326,000 of additional expense to the Company in 1997. While this is not good news for the Company, the Deposit Insurance Funds Act does call for the merger of the SAIF and BIF into the new combined Deposit Insurance Fund on January 1, 1999. The strength of this combined fund along with the movement towards allowing for a common financial institutions charter are seen by the Company as positive events in the long-term health of the financial services industry.

Turning from the national level to the local level, the Company continues to be very excited about the overall business climate in its market area of north central and northeastern Indiana. This market area is characterized by increasing economic activity, low unemployment and good prospects for growth. The Company continually looks for creative ways to attract and retain customers. The highly successful AnydayEveryday time deposit account is an example of this creativity. The Company also continually challenges its operations and its delivery systems to provide higher quality services to its customers. In the past two years the Company has made significant investments in technology, such as the new loan documentation / teller station / platform systems in order to give our employees the best tools to use in servicing our customers.

The Company has been fortunate to be a very well capitalized company. This position has allowed for the necessary investments in technology. It also provides the Company with the ability to expand through strategic acquisitions, such as the acquisition of Valley. And finally, a strong capital position has and will continue to give the Company the flexibility to buy back some of its outstanding stock and increase dividends, both actions which should enhance shareholder value.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                      Page
                                                                      ----
Responsibilities for Financial Statements......................        34
Report of Ernst & Young LLP, Independent Auditors..............        35
Consolidated Balance Sheet as of December 31, 1996 and 1995....        36
Consolidated Statement of Income for the years ended
  December 31, 1996, 1995, and 1994............................        38
Consolidated Statement of Cash Flows for the years ended
  December 31, 1996, 1995, and 1994............................        40
Consolidated Statement of Changes in Shareholders' Equity for
  the years ended December 31, 1996, 1995, and 1994............        42
Notes to Consolidated Financial Statements.....................        43
Quarterly Financial Information (Unaudited)....................        71

Responsibilities for Financial Statements

The accompanying consolidated financial statements of Fort Wayne National Corporation and subsidiaries were prepared by the management which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on judgments of management.

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

Fort Wayne National Corporation

              Report of Ernst & Young LLP, Independent Auditors


Board of Directors
Fort Wayne National Corporation

We have audited the accompanying consolidated balance sheet of Fort Wayne National Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fort Wayne National Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for impaired loans effective January 1, 1995 and its method of accounting for certain investments in debt and equity securities effective January 1, 1994.



                                              /S/ Ernst & Young LLP




January 24, 1997

              FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                As of December 31
                                                 1996        1995
                                              ___________ ___________
                                                  (In thousands)
ASSETS
Cash and due from banks                      $  191,913   $  177,602
Federal funds sold and securities
  purchased under agreements to resell           56,075       27,150
Interest-bearing deposits with banks                376          200
Investment securities, at fair value            974,608      764,560
Loans                                         1,875,965    1,276,567
  Less:  Unearned income                         (2,220)      (3,173)
        Allowance for possible loan losses     (30,307)     (20,047)
                                             __________   __________
                                  NET LOANS   1,843,438    1,253,347

Premises and equipment                           55,234       33,664
Other assets                                     99,653       39,584
                                             __________   __________
                               TOTAL ASSETS  $3,221,297   $2,296,107
                                             ==========   ==========


See accompanying notes.








LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                        $  419,118   $  284,003
  Interest-bearing                            2,002,773    1,483,527
                                             __________   __________
                            TOTAL DEPOSITS    2,421,891    1,767,530

Federal funds purchased and securities
  sold under agreements to repurchase           387,357      241,263
Notes payable - U.S. Treasury and
  other borrowings                               37,628       26,381
Dividends payable                                 3,602        2,743
Accrued liabilities                              19,360       16,852
Subordinated and other long-term notes           58,341        6,400
                                             __________   __________
                        TOTAL LIABILITIES     2,928,179    2,061,169

Deferred gain on sale of premises                   961        1,227

Shareholders' equity:
  Preferred stock, without par value:
    Class A Voting - 1,000,000 shares
      authorized but unissued
    Class B Nonvoting - 1,000,000 shares
      authorized:
        Series 1 6% convertible shares
        outstanding: 1996 - 739,976              36,999          --
  Common stock, without par value:
    Authorized shares:  20,000,000
    Issued and outstanding shares:
      1996 - 11,706,834; 1995 - 11,428,717       19,511       19,048
  Capital surplus                                49,367       31,502
  Retained earnings                             179,052      170,990
  Unrealized gain on securities
    available-for-sale                            7,228       12,171
                                             __________   __________
                TOTAL SHAREHOLDERS' EQUITY      292,157      233,711
                                             __________   __________
                         TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY   $3,221,297   $2,296,107
                                             ==========   ==========


See accompanying notes.

              FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME

                                      For The Years Ended December 31
                                      ______________________________
                                        1996       1995       1994
                                      ________    ________   ________
                                   (In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans:
  Taxable                             $140,269   $112,241    $95,346
  Tax-exempt                               988      1,363      1,192
Interest and dividends on
  investment securities:
    Taxable                             45,086     34,919     34,179
    Tax-exempt                          11,405     10,479     10,402
Interest on federal funds sold
  and securities purchased under
  agreements to resell                   1,597      1,322        431
Interest on deposits with banks             20          8         24
                                       _______    _______    _______
               TOTAL INTEREST INCOME   199,365    160,332    141,574

INTEREST EXPENSE
Interest on deposits                    79,653     65,414     52,165
Interest on federal funds
  purchased and securities sold
  under agreements to repurchase        15,976     13,346      8,922
Interest on notes payable -
  U.S. Treasury and other
  borrowings                             1,183      1,348        709
Interest on subordinated and
  other long-term notes                  2,757        868        963
                                       _______    _______    _______
              TOTAL INTEREST EXPENSE    99,569     80,976     62,759
                                       _______    _______    _______
                 NET INTEREST INCOME
                BEFORE PROVISION FOR
                POSSIBLE LOAN LOSSES    99,796     79,356     78,815
Provision for possible  loan losses      3,953      2,445      2,623
                                       _______    _______    _______
           NET INTEREST INCOME AFTER
              PROVISION FOR POSSIBLE
                         LOAN LOSSES    95,843     76,911     76,192

NONINTEREST INCOME
Fiduciary fees                          12,459      9,749      8,950
Service charges on deposit
  accounts                               6,515      4,705      4,561
Other service charges                    3,197      2,880      3,943
Net securities gains                       392         87          5
Other income                             2,788      2,178      1,652
                                       _______    _______    _______
            TOTAL NONINTEREST INCOME    25,351     19,599     19,111

NONINTEREST EXPENSE
Salaries and wages                      32,218     25,231     23,829
Employee benefits                        7,506      6,006      5,969
Net occupancy expense                    6,360      5,032      4,952
Equipment expense                        5,228      4,213      3,882
FDIC assessment                           (116)     1,939      3,649
Amortization of goodwill and
 other intangibles                       1,772        232        231
Other expense                           20,209     16,424     14,925
                                       _______    _______    _______
           TOTAL NONINTEREST EXPENSE    73,177     59,077     57,437
                                       _______    _______    _______
          INCOME BEFORE INCOME TAXES    48,017     37,433     37,866
Applicable income taxes                 15,515     10,726     11,654
                                       _______    _______    _______
                          NET INCOME   $32,502    $26,707    $26,212
                                       =======    =======    =======
Net income per common share            $  2.68    $  2.33    $  2.28
                                       =======    =======    =======


See accompanying notes.

             FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   For the Years Ended December 31
                                                       1996      1995     1994
                                                     ________  ________  ________
                                                            (In thousands)
OPERATING ACTIVITIES
Net income                                           $ 32,502  $ 26,707  $ 26,212
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Provision for possible loan losses                  3,953     2,445     2,623
    Net accretion and amortization of
      investment securities                               241       210       411
    Net accretion and amortization of loans               (23)      (26)       (4)
    Provision for depreciation and amortization
      of premises and equipment                         4,691     3,522     3,394
    Deferred income taxes                               1,726     1,433      (305)
    Capitalized originated mortgage servicing rights     (189)       --        --
    Amortization of capitalized originated mortgage
      servicing rights                                     17        --        --
    Amortization of goodwill and other intangibles      1,772       232       231
    Amortization of deferred gain on sale of premises    (266)     (266)     (266)
    Gain on sale of investment securities
      available-for-sale                                 (421)      (90)     (132)
    Loss on sale of investment securities
      available-for-sale                                   29         3       127
    Market value adjustment of investment securities
      held for trading                                    715      (715)       --
    Net (gain) loss on sale of investment
      securities held for trading                         749      (255)       --
    Proceeds from sale of investment securities
      held for trading                                 69,323     5,172        --
    Purchase of investment securities held
      for trading                                     (49,528)  (25,716)       --
    Loans originated for resale                       (27,997)  (12,341)  (13,266)
    Unrealized (gain)loss on loans held for sale           --       (31)       31
    Proceeds from sales of loans                       29,310    11,732    29,985
    Net (gain) loss on sale of loans                       (5)     (101)      379
    Net loss on disposals of premises and equipment        --        21        10
    (Increase)decrease in other assets                  2,477    (7,566)   (4,311)
    Increase (decrease) in other liabilities           (3,114)      305      (103)
                                                     ________  ________  ________
           NET CASH PROVIDED BY OPERATING ACTIVITIES   65,962     4,675    45,016

INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold and
  securities purchased under agreements to resell      47,675   (25,250)   (1,900)
Net decrease in interest-bearing deposits with banks       68        --       400
Proceeds from sales of investment securities
 available-for-sale                                     4,500     1,478     7,547
Proceeds from maturities of investment securities
 available-for-sale                                   197,910   172,275   291,278
Purchase of investment securities available-for-sale (285,483) (180,068) (245,245)
Net increase in loans                                 (74,876)  (59,602)  (96,234)
Proceeds from disposals of premises and equipment          43        32        52
Purchase of premises and equipment                     (8,157)   (4,483)   (3,737)
Purchase of net assets of Valley Financial
  Services, Inc., net of cash acquired                (62,637)       --        --
                                                      ________  ________  ________
               NET CASH USED IN INVESTING ACTIVITIES (180,957)  (95,618)  (47,839)



FINANCING ACTIVITIES
Net increase in deposits                               90,729   135,188    19,482
Net increase (decrease)in short-term borrowings        (4,053)   (9,250)   15,105
Issuance of long-term debt                             15,817        --        --
Principal payment on long-term debt                    (4,923)     (760)     (760)
Issuance of preferred stock                            36,999        --        --
Issuance of common stock                               20,057        --        --
Cash dividends paid on common stock                   (11,661)  (10,544)   (9,790)
Cash dividends paid on preferred stock                   (740)       --        --
Proceeds from exercise of stock options                 1,277       453       624
Repurchase of common stock                            (14,196)   (2,826)       --
                                                     ________  ________  ________
           NET CASH PROVIDED BY FINANCING ACTIVITIES  129,306   112,261    24,661
                                                     ________  ________  ________
               INCREASE IN CASH AND CASH EQUIVALENTS   14,311    21,318    21,838

Cash and cash equivalents at beginning of period      177,602   156,284   134,446
                                                     ________  ________  ________
          CASH AND CASH EQUIVALENTS AT END OF PERIOD $191,913  $177,602  $156,284
                                                     ========  ========  ========
Supplemental disclosures of cash flow information:
  Interest paid                                      $100,528  $ 79,878  $ 62,982
                                                     ========  ========  ========
  Income taxes paid                                  $ 14,793  $  9,764  $ 11,423
                                                     ========  ========  ========


See accompanying notes.

             FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
           For The Years Ended December 31, 1994, 1995, and 1996
                (Dollars in thousands, except per share data)

                                                                    Net
                                                                 Unrealized
                                                                 Gain (Loss)
                                                                     On      Total
                                                                 Securities  Share-
                             Preferred  Common  Capital Retained Available-  holders'
                               Stock    Stock   Surplus Earnings For-Sale    Equity
                             _________ _______ _______ ________ __________ ________
Balance at January 1, 1994    $    --  $19,093 $31,058 $140,929    $    -- $191,080
Net income                         --       --      --   26,212         --   26,212
Cumulative effect of
 accounting change                 --       --      --       --     16,175   16,175
Issuance of 37,904 shares
 of common stock                   --       64     560       --         --      624
Cash dividends -
 $.87 per common share             --       --      --   (9,952)        --   (9,952)
Net unrealized loss
 on securities
 available-for-sale                --       --      --      --     (25,143) (25,143)
                              _______  _______ _______ ________ __________ ________
Balance at December 31, 1994       --   19,157  31,618  157,189     (8,968) 198,996
Net income                         --       --      --   26,707         --   26,707
Issuance of 39,749 shares
 of common stock                   --       66     387       --         --      453
Repurchase of 105,000 shares
 of common stock                   --     (175)   (503)  (2,148)        --   (2,826)
Cash dividends -
 $.94 per common share             --       --      --  (10,758)        --  (10,758)
Net unrealized gain
 on securities
 available-for-sale                --       --      --       --     21,139   21,139
                              _______  _______ _______ ________ __________ ________
Balance at December 31, 1995       --   19,048  31,502  170,990     12,171  233,711
Net income                         --       --      --   32,502         --   32,502
Issuance of 739,976 shares
 of Class B Nonvoting
 Series 1 6% convertible
 preferred stock               36,999       --      --       --         --   36,999
Issuance of 722,340 shares
 of common stock                   --    1,203  19,990       --         --   21,193
Repurchase of 444,223 shares
 of common stock                   --     (740) (2,266) (11,190)        --  (14,196)
Cash dividends:
 Common stock -
   $1.02 per share                 --       --      --  (11,955)        --  (11,955)
 Preferred stock -
   $1.75 per share                 --       --      --   (1,295)        --   (1,295)
Tax benefit of nonqualified
 stock options exercised           --       --     141       --         --      141
Net unrealized loss
 on securities
 available-for-sale acquired       --       --      --       --       (311)    (311)
Net unrealized loss
 on securities
 available-for-sale                --       --      --       --     (4,632)  (4,632)
                              _______  _______ _______ ________ __________ ________
Balance at December 31, 1996  $36,999  $19,511 $49,367 $179,052    $ 7,228 $292,157
                              =======  ======= ======= ======== ========== ========
See accompanying notes.

           Fort Wayne National Corporation and Subsidiaries

               Notes to Consolidated Financial Statements

                            December 31, 1996


1. Significant Accounting Policies

The accounting principles followed by the Company and the methods of applying those principles conform with generally accepted accounting principles and with general practice within the banking industry. The principles which materially affect the determination of financial position, results of operations, or cash flows are summarized below.


Organization

Fort Wayne National Corporation (the Company) and its subsidiaries engage in a wide range of commercial and personal banking and trust activities primarily in northeast and north central Indiana.


Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, The Auburn State Bank (Auburn), Churubusco State Bank (Churubusco), First National Bank of Huntington (Huntington), First National Bank of Warsaw (Warsaw), Fort Wayne National Bank (FWNB), Fort Wayne National Life Insurance Company, Inc. (FWNLIC), Old-First National Bank in Bluffton (Old-First), and Valley American Bank and Trust Company (Valley). All significant intercompany accounts and transactions have been eliminated.


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


Investment Securities

Effective January 1, 1994 the Company adopted Financial Accounting Standards Board (FASB) Statement 115, "Accounting for Certain Investments in Debt and

Equity Securities." Application of Statement 115 resulted in an increase of $16,175,000 to shareholders' equity on January 1, 1994. Under Statement 115, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and are carried at fair value, as determined by the closing sales prices in an active market. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings.

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

Generally, a loan (including a loan considered impaired under Statement 114,"Accounting by Creditors for Impairment of a Loan") is classified as nonaccrual and the accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed, and interest accrued in the prior year is charged to the allowance for possible loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal and accrued interest, and the loan is in the process of collection.


Allowance for Possible Loan Losses

The allowance for possible loan losses is established through a provision for possible loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for possible loan losses, and subsequent recoveries, if any, are credited to the allowance.

Beginning in 1995, the Company adopted Statement 114. Under the new standard, the allowance for possible loan losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for possible loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The effect of adopting this Statement was not material.

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


Intangible Assets

Goodwill and other intangibles of $53,094,000 and $2,061,000 at December 31, 1996 and 1995, respectively, net of accumulated amortization of $3,305,000 and $1,533,000, respectively, are amortized using the straight-line method over periods ranging from 15 to 25 years. The carrying value of goodwill and other intangibles is reviewed regularly for indicators of impairment of value.


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


Interest Rate Futures and Options

The Company uses exchange traded interest rate futures and option contracts as part of its overall interest rate risk management strategy. Gains and losses on futures contracts used to hedge identified positions are deferred and amortized over the remaining lives of the hedged assets or liabilities as an adjustment to interest income or expense. Gains and losses (both realized and unrealized) on futures and option contracts used to hedge trading activities are included in interest and dividends on investment securities. Futures and option contracts used to hedge trading activities are carried at market value and included in other assets. Any deferred realized or unrealized gains or losses of the interest rate futures or options are immediately recognized in the statement of income if the specified criteria of a hedged position is not met, the designated item matures or is liquidated, or if the anticipated transaction is no longer likely to occur.


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


Reclassifications

Certain amounts in the consolidated financial statements for the years ended December 31, 1995 and 1994 have been reclassified to conform to the 1996 presentation.

2.  Acquisition of Valley Financial Services, Inc.

On June 1, 1996 the Company acquired, through merger of Valley Financial Services, Inc. (VFS), with and into the Company, all of the issued and outstanding stock of VFS's only banking subsidiary, Valley American Bank and Trust Company. The merger was completed in accordance with an Agreement and Plan of Merger between VFS and the Company, dated November 6, 1995. Merger consideration consisted of $53 million in cash, $20 million in common stock and $37 million in preferred stock. Goodwill and other intangibles of $52.8 million recorded in connection with this acquisition are being amortized over periods up to 25 years. VFS had assets of $823,574,000 at June 1, 1996. This acquisition has been accounted for as a purchase for accounting purposes, and accordingly, the results of operations of VFS have been included in the consolidated results of operations of the Company from the date of acquisition.

The following pro forma data reflects the consolidated results of operations of the Company as though VFS had been combined as of the beginning of each period presented:

                                        1996          1995        1994
                                     __________   __________   __________
                                    (In thousands, except per share data)
Interest income                        $223,725     $217,608     $188,646
Interest expense                        112,563      111,375       85,114
                                       ________     ________     ________
Net interest income                    $111,162     $106,233     $103,532
                                       ========     ========     ========

Net income                             $ 29,666     $ 29,058     $ 29,532
                                       ========     ========     ========

Net income per common share               $2.30        $2.22        $2.25
                                       ========     ========     ========

3. Restrictions on Cash and Due From Bank Accounts

The Company's subsidiary banks are required to maintain average reserve balances at the Federal Reserve Bank. The amount of those required reserve balances as of December 31, 1996 was approximately $13,800,000.

4. Investment Securities

A summary of available-for-sale investment securities is as follows:

                                         Gross        Gross
                            Amortized  Unrealized  Unrealized      Fair
                               Cost      Gains        Losses       Value
                            ---------  ----------  -----------  ----------
                                           (In thousands)
December 31, 1996:
 U.S. Treasury               $318,297     $ 2,368    $    352    $320,313
 U.S. Federal agencies        333,413       3,015       1,210     335,218
 U.S. Federal agency
   mortgage-backed securities  38,377         296         236      38,437
 States and political
   subdivisions               210,451       7,992         620     217,823
 Corporate debt securities     46,315         987         107      47,195
 Other                         15,079         551           8      15,622
                             --------     -------    --------    --------

                    Total    $961,932     $15,209    $  2,533    $974,608
                             ========     =======    ========    ========


December 31, 1995:
 U.S. Treasury               $167,319     $ 3,020    $    335    $170,004
 U.S. Federal agencies        275,011       5,088         790     279,309
 U.S. Federal agency
   mortgage-backed securities  34,518         339         122      34,735
 States and political
   subdivisions               187,772      10,613         206     198,179
 Corporate securities          48,977       1,857          11      50,823
 Other                          9,240       1,019           8      10,251
                             --------     -------    --------    --------

                    Total    $722,837     $21,936    $  1,472    $743,301
                             ========     =======    ========    ========

The amortized cost and fair value of available-for-sale investment securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Amortized       Fair
                                                    Cost         Value
                                                 ----------    ---------
                                                      (In thousands)
  Due in one year or less                          $147,562     $148,573
  Due after one year through five years             580,199      586,399
  Due after five years through ten years            154,759      158,129
  Due after ten years                                65,777       67,326
                                                  ---------    ---------
                           Total Debt Securities    948,297      960,427
  Investments in equity securities                   13,635       14,181
                                                  ---------    ---------
                                          Total    $961,932     $974,608
                                                  =========    =========

Investment securities with a carrying value of approximately $566,304,000 and $420,758,000 at December 31, 1996 and 1995, respectively, were pledged as collateral for public and trust deposits, securities sold under agreements to repurchase, and for other purposes as required by law or contract.


The fair value of U. S. Treasury obligations held for trading purposes at December 31, 1995 was $21,259,000. No securities were held for trading purposes at December 31, 1996. The change in net unrealized holding gains (losses) on trading securities for the years ended December 31, 1996 and 1995 were $(715,000) and $715,000, respectively. Realized gains (losses)on trading activities were $(749,000), $255,000 and $3,000 in 1996, 1995 and 1994, respectively.

5. Loans

Loans by classification as of December 31 are as follows:

                                                  1996          1995
                                                ----------   ----------
                                                     (In thousands)
  Commercial                                    $  660,215  $   453,208
  Real estate - construction                        49,693       31,312
  Real estate - mortgage                           897,734      590,599
  Installment                                      257,408      192,307
  Financing leases                                  10,915        9,141
                                                ----------   ----------
                                Gross Loans     $1,875,965   $1,276,567
                                                ==========   ==========

At December 31, 1996 and 1995, the recorded investment in loans that are considered to be impaired under Statement 114 was $18,559,000 and $19,749,000, respectively, for which the related allowance for possible loan losses was $5,047,000 and $5,450,000, respectively. The average investment in impaired loans during the years ended December 31, 1996 and 1995 were approximately $23,840,000 and $21,160,000, respectively. Interest income recognized by the Company on those impaired loans was $1,051,000 in 1996 and $1,141,000 in 1995, which included $220,000 and zero, respectively, of interest recognized using the cash basis method of income recognition.

Certain directors and executive officers of the Company and its significant subsidiaries, their families, and certain entities in which they have an ownership interest were customers of the Company's subsidiary banks. Loans with these parties were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amounts of these loans were $30,388,000 and $9,795,000 at December 31, 1996 and 1995, respectively.
During 1996, $21,960,000 of new loans were made, $16,225,000 of loans were acquired with Valley, and repayments and loan reductions totaled $17,592,000.

6. Allowance for Possible Loan Losses

Changes in the allowance for possible loan losses for the years ended December 31 are as follows:

                                         1996       1995       1994
                                        -------    -------    -------
                                               (In thousands)
  Balance at beginning of year          $20,047    $21,795    $21,876
  Add (deduct):
   Allowance of acquired subsidiary      11,800         --         --
   Provisions                             3,953      2,445      2,623
   Recoveries                             1,151        763      1,284
   Loan charge-offs                      (6,644)    (4,956)    (3,988)
                                        -------    -------    -------
            Balance At End Of Year      $30,307    $20,047    $21,795
                                        =======    =======    =======

7. Premises and Equipment and Lease Agreements

Premises and equipment at December 31 consist of the following:

                                                     1996       1995
                                                    -------    -------
                                                      (In thousands)
  Land                                              $ 6,773    $ 3,881
  Buildings                                          37,873     21,717
  Equipment                                          45,677     31,676
  Leasehold improvements                             13,241      8,688
                                                    -------    -------
                                      Total Cost    103,564     65,962
  Allowances for depreciation
    and amortization                                (48,330)   (32,298)
                                                    -------    -------
                       Net Premises And Equipment   $55,234    $33,664
                                                    =======    =======

Total rental expense (principally buildings and equipment), net of sublease income of $984,000 in 1996, $813,000 in 1995 and $621,000 in 1994 amounted to
$2,175,000, $1,467,000, and $1,817,000 in 1996, 1995 and 1994, respectively.

Future minimum rental commitments under noncancelable operating leases as of December 31, 1996, net of future sublease rentals of approximately 26% of the total in each period, are as follows (In thousands):

                     1997                             $2,393
                     1998                              2,551
                     1999                              2,517
                     2000                              2,326
                     2001                              1,459
                     Thereafter                        8,353

The Company's lease agreements on its main office facility have lease terms through March 2008 with options to extend the lease term through 2069 and to purchase the property beginning in 1997 at its then fair market value. The lease agreements also provide for rent escalations based upon the Company's share of any increases in the operating expenses of the building.

Details of net occupancy expense for the years ended December 31 are as follows:

                                                  1996     1995     1994
                                                 -------  -------  -------
                                                       (In thousands)
Gross occupancy expense                          $ 7,613  $ 6,100  $5,834
Rental income                                     (1,253)  (1,068)   (882)
                                                 -------  -------  ------
                        Net Occupancy Expense    $ 6,360  $ 5,032  $4,952
                                                 =======  =======  ======

8. Deposits

Time certificates of deposit of $100,000 or more amounted to $268,223,000 at December 31, 1996 and $196,889,000 at December 31, 1995.

9.  Income Taxes

Deferred tax assets and liabilities at December 31 are comprised of the following:

                                                  1996         1995
                                                -------      -------
                                                   (In thousands)
Deferred tax assets:
  Allowance for possible loan losses            $12,282      $ 8,124
  Deferred gain on sale of premises                 379          483
  Accrued pension liability                         234          416
  Benefits restoration plan                         473          347
  Other                                           1,402        1,415
                                                -------      -------
                  Total Deferred Tax Assets      14,770       10,785
Deferred tax liabilities:
  Net unrealized gain on securities
    available-for-sale                            5,051        8,293
  Tax over book depreciation                      1,183        1,213
  Direct financing leases                         1,834        1,037
  Purchase accounting adjustments                 1,967          233
  Accreted discount on bonds                        683          518
  Other                                             687          316
                                                -------      -------
             Total Deferred Tax Liabilities      11,405       11,610
                                                -------      -------
      Net Deferred Tax Assets (Liabilities)     $ 3,365      $  (825)
                                                =======      =======

The components of income tax expense (credit) for the years ended December 31 are as follows:

                                              1996      1995       1994
                                            -------    -------    -------
                                                   (In thousands)
Current:
  Federal                                   $ 9,775    $ 6,534    $ 8,751
  State                                       4,014      2,759      3,208
                                            -------    -------    -------
                     Total Current Taxes     13,789      9,293     11,959

Deferred:
  Federal                                     1,674      1,132       (241)
  State                                          52        301        (64)
                                            -------    -------    -------
                    Total Deferred Taxes      1,726      1,433       (305)
                                            -------    -------    -------
                       Total Tax Expense    $15,515    $10,726    $11,654
                                            =======    =======    =======

Included in income tax expense are applicable income taxes of $159,000, $35,000 and $2,000 relating to investment securities gains for 1996, 1995 and 1994, respectively.

A reconciliation of income taxes computed at the statutory federal income tax rate (35%) to income tax expense is as follows:

                                              1996       1995        1994
                                            -------    -------     -------
                                                    (In thousands)
  Federal income tax                        $16,806     $13,101     $13,253
  Add (deduct) tax effects of:
   Tax-exempt income                         (4,327)     (4,145)     (4,056)
   State income tax,
     net of federal tax benefit               2,643       1,989       2,043
   Other - net                                  393        (219)        414
                                            -------     -------     -------
                                   Total    $15,515     $10,726     $11,654
                                            =======     =======     =======

10. Debt Arrangements

The Company has a revolving line of credit with another bank totaling $15,000,000, of which no amounts were outstanding at December 31, 1996.

Subordinated and other long-term notes at December 31 consist of the following:

                                                     1996        1995
                                                    -------    -------
                                                      (In thousands)
  12.95% Series A Notes                             $ 6,000    $ 6,400
  Term Note, final maturity June 30, 2003            13,928         --
  Federal Home Loan Bank borrowings:
   5.5552% variable rate note, due January 14, 1997   4,000         --
   6.403% fixed rate note, due June 5, 1997           5,000         --
   6.19% fixed rate note, due July 31, 1997           1,999         --
   5.5513% variable rate note, due October 21, 1997  11,000         --
   5.16% fixed rate note, due September 15, 1998      4,996         --
   6.64% fixed rate note, due July 16, 1999           2,997         --
   5.79% fixed rate note,
     final maturity July 15, 2003                     3,682         --
   6.88% fixed rate note, due November 15, 2016         817         --
  Junior Subordinated Notes                           3,922         --
                                                    -------    -------
                                           Total    $58,341    $ 6,400
                                                    =======    =======

Principal maturities of subordinated and long-term notes are as follows (In thousands):

                     1997                       $26,204
                     1998                        10,522
                     1999                         5,962
                     2000                         2,918
                     2001                         3,317
                     Thereafter                   9,418

The holders of the Series A Notes have the right to declare the entire principal amount outstanding to be due and payable in the event that: l) a person or group of affiliated persons acquires beneficial ownership of 40% or more of the voting securities of the Company; or 2) the Company is in noncompliance with any of its covenants. The Series A Notes are unsecured.

The Term Note, which is unsecured, requires quarterly interest and annual principal payments. Although the Term Note accrues interest at a variable rate, the Company has entered into an interest rate swap arrangement with the holder of this note which effectively fixes the interest rate at 6.705%.

The Series A Note and the Term Note agreements contain a number of covenants requiring the Company to meet stipulated capital adequacy, indebtedness, earnings to fixed charges and return on capital ratios, and contain restrictions with respect to nonperforming assets levels, funded debt, leases, mergers, disposition of assets, and payment of dividends. Based upon the restrictions in the agreements, the Company could have declared additional common dividends of $1,399,000 to its shareholders in 1996. At December 31,

1996, the Company was in compliance with all debt covenants and restrictions.

The Federal Home Loan Bank borrowings each require monthly interest payments. The 5.79% fixed rate note also requires annual principal payments. The two variable rate notes are adjustable quarterly to LIBOR plus two basis points. All of the Federal Home Loan Bank borrowings are covered by a blanket collateral arrangement executed with the Federal Home Loan Bank of Indianapolis. The carrying value of total eligible assets (primarily 1-4 family mortgage loans) available as collateral to secure current and future advances as of December 31, 1996 is approximately $114,890,000.

The Junior Subordinated Notes (at rates ranging from 5% to 9% at December 31,
1996) are unsecured, with maturities ranging from 1997 to 2000 and are subordinated to all other indebtedness.


11. Preferred Stock

The Class B Nonvoting Preferred Stock Series 1 (Series 1 Stock), which was issued in connection with the acquisition of VFS, is 6% cumulative convertible nonvoting preferred stock with a stated value of $50 per share. The holders of the Series 1 Stock are entitled to receive cumulative preferred dividends from the date of issuance (June 1, 1996) payable quarterly at the annual rate of 6%. The Series 1 Stock may be redeemed by the Company at its option at any time or from time to time on or after April 1, 2002 at $50 per share, plus accrued and unpaid dividends. Such redemption may be subject to prior approval by the Federal Reserve Bank. Holders of the Series 1 Stock have the right, at their option, to convert each share of Series 1 Stock into 1.34624 shares of the Company's common stock. The sale of shares of the Series 1 Stock (or any shares of common stock received upon conversion of Series 1 Stock) is prohibited for a two year period ending May 31, 1998.


12. Per Share Data

Net income per common share data is based on weighted average number of shares of common stock outstanding of 11,653,452; 11,449,277; and 11,480,372 in 1996,
1995, and 1994, respectively. Assumed conversion of preferred stock and exercise of stock options would have no material effect on net income per common share.

13.  Regulatory Matters

Payments of dividends and extensions of credit by the Company's subsidiary banks to the Company are subject to certain restrictions under banking laws. The Company's subsidiary banks could have declared additional dividends of approximately $35,552,000 to the Company in 1996 without obtaining regulatory approval.

The Federal Reserve Act limits the extensions of credit from a subsidiary bank to any affiliate to 10% and to all affiliates to 20% of a subsidiary bank's capital and surplus (net assets) as defined.

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The
Company's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings of assets and certain off-balance-sheet items and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum ratios of 4% for Tier I risk-based capital, 8% for total risk-based capital and 4% for Tier I leverage. To be considered well capitalized under the regulatory framework for prompt corrective action the ratios are 6%, 10% and 5%, respectively. Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject. In addition, each subsidiary bank had regulatory capital ratios in excess of the levels established for well capitalized institutions.

The following is a summary of the capital ratios of the Company and its lead subsidiary bank, Fort Wayne National Bank, as well as a comparison of the period-end capital balances with related amounts established by the regulators:

                                                  Capital Amounts
                                      -------------------------------------
                                                                   Well
                              Ratios    Actual       Minimum    Capitalized
                             -------  -----------  -----------  -----------
                                            (Dollars in thousands)
 As of December 31, 1996:
 Tier I risk-based capital
   The Company                11.70%    $231,818     $ 79,246     $118,869
   Fort Wayne National Bank   10.85      109,898       40,517       60,776
 Total risk-based capital
   The Company                12.95      256,649      158,492      198,115
   Fort Wayne National Bank   11.99      121,475       81,034      101,293
 Period end Tier I leverage
   The Company                 7.32      231,818      126,727      158,409
   Fort Wayne National Bank    7.29      109,898       60,291       75,363
As of December 31, 1995:
 Tier I risk-based capital
   The Company                15.02%    $219,479     $ 58,440     $ 87,660
   Fort Wayne National Bank   10.42      105,139       40,422       60,633
 Total risk-based capital
   The Company                16.27      237,742      116,880      146,100
   Fort Wayne National Bank   11.67      117,769       80,843      101,054
 Period end Tier I leverage
   The Company                 9.57      219,479       91,762      114,702
   Fort Wayne National Bank    7.03      105,139       59,905       74,881

As of December 31, 1996 the Company was not aware of any known trends, events or uncertainties that would have or that are reasonably likely to have material effect on the Company's liquidity, capital resources or operations, nor was the Company aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.


14.  Stock Incentive Plans

The Company maintains two stock incentive plans under which incentive and nonqualified stock options may be or have been granted to employees. Under these plans, options may be granted for periods of up to ten years and are generally exercisable one year after the date of grant. The option price is equal to 100% of the fair value of the shares at the date of grant. In addition, stock appreciation rights may be granted in tandem with options.
All options vest annually on the anniversary date of the grant at the rate of 25% of the number of options granted. The Company's 1994 Stock Incentive Plan authorizes the grant of options to key employees for up to 450,000 shares of the Company's common stock.

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement 123, "Accounting for Stock-Based Compensations" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

A summary of the Company's stock option activity, and related information, for the years ended December 31 is as follows:

                           1996                1995                1994
                    ------------------  ------------------  ------------------
                             Weighted            Weighted            Weighted
                             -Average            -Average            -Average
                             Exercise            Exercise            Exercise
                    Options    Price    Options    Price    Options    Price
                   --------- --------  --------- --------  --------- --------
Outstanding -
  beginning of
  year               495,767   $25.96    448,741   $24.57    384,912   $22.76
Options granted      185,700   $32.13    103,100   $26.66    120,900   $27.58
Options
  exercised         (123,072)  $21.61    (55,199)  $15.97    (42,746)  $16.37
Options
  forfeited           (2,800)  $27.01       (875)  $27.68    (14,325)  $25.71
                   ---------           ---------           ---------
Outstanding -
  End Of Year        555,595   $28.98    495,767   $25.96    448,741   $24.57
                   =========           =========           =========
Exercisable At
  End Of Year        237,233   $27.77    181,057   $25.10    150,470   $20.28
                   =========           =========           =========
Weighted Average
  Fair Value Of
  Options Granted
  During The Year              $ 7.57              $ 6.72
                              =======              ======

Exercise prices for options outstanding at December 31, 1996 range from $25.88 to $32.13. The weighted-average remaining contractual life of those options is 3.19 years. During 1996, 1995 and 1994, employees surrendered 48,839, 17,460 and 8,023 shares, respectively, for payment to the Company for stock options exercised.

The fair value of options granted in 1996 and 1995 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                          1996               1995
                                         -------           -------
      Risk-free interest rate              6.32%             7.02%
      Dividend yield                       3.24%             3.50%
      Volatility factor                   24.17%            27.00%
      Expected option life               5 years           5 years

Because the pro forma effect of applying the fair value method to the Company's stock options is not material, such pro forma information is not presented.

The Company also maintains a Nonemployee Director Stock Incentive Plan (Director Plan) which calls for a formula-based grant of stock to active nonemployee members of the Company's Board of Directors. During 1996, 1995 and 1994, there were 1,920, 2,010 and 3,400 shares of the Company's Common Stock issued under the Director Plan, respectively.


15. Employee Benefit Plans

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

The following table sets forth the funded status and amount recognized for the Company's defined benefit pension plan in the consolidated balance sheet at December 31 (In thousands):

                                                         1996        1995
                                                       --------    --------
 Actuarial present value of accumulated benefit
   obligations, including vested benefits of
   $17,613 in 1996 and $15,974 in 1995                 $ 19,268    $ 17,481
                                                       ========    ========
 Actuarial present value of projected
  benefit obligation for services rendered
  to date                                              $(25,070)   $(22,818)

 Plan assets at fair value, primarily investments
  in bond and equity funds                               29,835      26,258
                                                       --------    --------
 Plan assets in excess of projected
  benefit obligation                                      4,765       3,440
 Unrecognized prior service cost                             14          17
 Unrecognized net gain                                   (5,356)     (4,231)
 Unrecognized net asset, net of amortization                 --        (253)
                                                       --------    --------
                          Accrued Pension Liability    $   (577)   $ (1,027)
                                                       ========    ========

At December 31, 1996 and 1995, plan assets include 80,000 shares of the Company's common stock with a fair value of $3,040,000 and $2,520,000, respectively, investments in the FWNB Temporary Certificate of Deposit Fund of $143,000 and $851,000, respectively, and investments in common trust funds administered by FWNB with a fair value of $26,652,000 and $22,887,000, respectively. During 1996 and 1995, interest and dividends earned on these investments amounted to $115,000 and $128,000, respectively.

Net pension cost of the Company's defined benefit pension plan included the following components:

                                                 1996       1995       1994
                                               -------    -------    -------
                                                       (In thousands)
  Service cost benefits earned
    during the period                          $ 1,612    $   987    $ 1,076
  Interest cost on projected
    benefit obligation                           1,621      1,455      1,345
  Actual return on plan assets                  (3,191)    (5,229)      (641)
  Net amortization and deferral                    672      3,083     (1,305)
                                               -------    -------    -------
                        Net Pension Expense    $   714    $   296    $   475
                                               =======    =======    =======

Assumptions used in determining the projected benefit obligations and net periodic pension expense were:

                                                  1996     1995     1994
                                                 ------   ------   ------
  Discount rate                                   7.25%    7.25%    8.50%
  Rate of increase in future
     compensation levels                          5.50%    5.50%    5.50%
  Expected long-term rate of return
     on plan assets                               8.00%    8.00%    8.00%

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

The following table sets forth the amount recognized for the Company's unfunded Benefits Restoration Plan in the consolidated balance sheet at December 31 (In thousands):

                                                         1996         1995
                                                       -------      -------
 Actuarial present value of accumulated benefit
   obligations, including vested benefits of
   $1,607 in 1996 and $1,268 in 1995                   $ 1,607      $ 1,346
                                                       =======      =======
 Actuarial present value of projected
  benefit obligation for services rendered
  to date                                              $(1,764)     $(1,496)
 Unrecognized prior service cost                            40           79
 Unrecognized net loss                                     421          287
 Unrecognized net obligation                               137          274
                                                       -------      -------
        Accrued Benefits Restoration Plan Liability    $(1,166)     $  (856)
                                                       =======      =======

Net cost of the Company's unfunded Benefits Restoration Plan included the following components:

                                                 1996       1995       1994
                                                ------     ------     ------
                                                      (In thousands)
  Service cost benefits earned
    during the period                           $   10     $   49     $   37
  Interest cost on projected
    benefit obligation                             121        102         79
  Net amortization and deferral                    260        199        194
                                                ------     ------     ------
      Net Benefits Restoration Plan Expense     $  391     $  350     $  310
                                                ======     ======     ======

Assumptions used in determining the projected benefit obligations and net periodic expense were:

                                                  1996     1995     1994
                                                 ------   ------   ------
  Discount rate                                   7.25%    7.25%    8.50%
  Rate of increase in future
     compensation levels                          6.00%    6.00%    6.00%
  Expected long-term rate of return
     on plan assets                               8.00%    8.00%    8.00%

The Company has an employees' saving and profit sharing plan for all full-time employees who have completed one year of continuous service. The Company's contribution to this plan has certain restrictions based on the amount of capital accounts and earnings (as defined by the Plan) and on the aggregate basic annual compensation of participating employees. The amount expensed for this plan amounted to $2,361,000, $1,906,000 and $1,825,000 in 1996, 1995, and 1994, respectively.


16. Concentration of Credit Risk and Loan Commitments

In the normal course of business, the Company's subsidiary banks originate loans to customers and enter into various commitments and contingent liabilities to extend credit which are not reflected in the consolidated financial statements. These customers are located primarily in northeast and north central Indiana. This area has a broad economic base and the loan portfolio is diversified with no industry or service sector comprising greater than 10% of total loans outstanding. Collateral (e.g., securities, receivables, inventory, equipment, and real estate) is obtained based on management's credit assessment of the customer.

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

Loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding amounted to $614,656,000 and $56,028,000, respectively, at December 31, 1996. Commitments under commercial letters of credit were $4,039,000 and $2,393,000 at December 31, 1996 and 1995,
respectively.

17. Interest Rate Futures and Options

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

Hedges are undertaken to adjust for differences in the maturities of specific assets and liabilities. Maturity differences create exposure to changes in interest rates in net interest income. The Company has employed two different strategies using futures and option contracts to manage this exposure.

Eurodollar futures contracts are used by the Company to hedge interest rate exposure on specific short-term liabilities. Each contract represents an obligation to pay changes in the interest expense on a notional $1,000,000 three month Eurodollar time deposit. The Company's futures exposure increases in the event that interest rates decrease, and at present is limited to approximately $13,750 per contract. This maximum exposure represents the change in interest expense on a three month $1,000,000 time deposit which would result if interest rates dropped from current levels of 5.5% to zero.
At year end the Company had 704 Eurodollar contracts outstanding with a maximum possible exposure of $9.7 million.

Deferred losses totaling $408,000 at December 31, 1996 resulting from Eurodollar futures contracts, are included in interest-bearing liabilities and will be amortized as an increase to interest expense on the Company's short-term obligations over various periods up to two years.

A reconciliation of the gross contract amounts of Eurodollar futures contracts and the effect on net interest income recorded for the years ended December 31 are as follows:

                                         1996       1995        1994
                                      ---------   ---------   ---------
                                           (Dollars in thousands)
Contracts at beginning of year              653         458          439
New Contracts                             1,679         909          780
Closed Contracts                         (1,628)       (714)        (761)
                                      ---------   ---------   ----------
          Contracts At End Of Year          704         653          458
                                      =========   =========   ==========
            Increase (Decrease) To
               Net Interest Income    $    (599)  $    (152)  $      281
                                      =========   =========   ==========

During 1996 and 1995, the Company also utilized U.S. Treasury note and bond futures and option contracts to hedge against price changes of specific U.S. Treasury securities held in the Company's trading accounts. These futures contracts and options have a face value of $100,000. The futures represent a contractual obligation to buy a U.S. Treasury Security, while options represent the right but not the obligation to buy (calls) or sell (puts) a U.S. Treasury futures contract.

A reconciliation of the gross contract amounts of U. S. Treasury note and bond futures and option contracts for the years ended December 31 is as follows:

                                                              Futures and
                                                            Option Contracts
                                                           ------------------
                                                             1996      1995
                                                           --------  --------
Contracts at beginning of year                                  455        --
New contracts                                                 9,413       926
Closed contracts                                             (9,868)     (471)
                                                           --------   -------
          Contracts At End Of Year                               --       455
                                                           ========   =======

Net gains (losses) from trading these financial futures and option contracts totaled $1,165,000 and $(807,000) for the years ended December 31, 1996 and 1995, respectively. The U.S. Securities hedged by these financial futures and options had recognized gains (losses) of $(1,464,000) and $971,000 in 1996 and 1995, respectively. The average fair value of exchange traded futures and options used to hedge the Company's trading activities was an unrealized loss of $450,000 and $115,000 for the years ended December 31, 1996 and 1995, respectively. The aggregate fair value of these futures and option contracts at December 31, 1995 was an unrealized loss $310,000.

The Company has discontinued the use of this hedging program. At December 31, 1996 all previously outstanding U.S. Treasury note and bond futures and option contracts have been settled and all U.S. Treasury securities hedged by this program have either been sold or transferred to the Company's available-for-sale portfolio.

18. Impact of Recently Adopted Accounting Standards

In June 1996, the FASB issued Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The standard provides that, following a transfer of financial assets, an entity is to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. The statement is effective for transactions occurring after December 31, 1996.
The FASB also subsequently issued Statement 127 that delayed the effective date of certain provisions of Statement 125 until January 1, 1998.

Transactions subject to the later effective date include securities lending, repurchase agreements, dollar rolls, and similar secured financing arrangements. Application of the new rules is not expected to have a material impact on the Company's financial statements.


19.  Fair Values of Financial Instruments

Statement 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

Deposit Liabilities: The fair values disclosed for demand deposits, including interest-bearing and noninterest-bearing accounts, savings deposits, and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

The carrying amount and estimated fair values of the Company's financial instruments at December 31 are as follows:

                                     1996                      1995
                            ----------------------    ----------------------
                              Carrying     Fair        Carrying      Fair
                               Amount      Value         Amount      Value
                            ----------  ----------    ----------  ----------
                                             (In thousands)
Financial Assets:
Cash and due
 from banks                 $  191,913  $  191,913    $  177,602  $  177,602
Federal funds sold and
 securities purchased under
 agreements to resell           56,075      56,075        27,150      27,150
Interest-bearing deposits
 with banks                        376         376           200         200
Investment securities          974,608     974,608       764,560     764,560
Net loans                    1,843,438   1,939,588     1,253,347   1,343,781


Financial Liabilities:
Deposits:
 Noninterest-bearing           419,118     419,118       284,003     284,003
 Interest-bearing            2,002,773   2,003,170     1,483,527   1,485,410
                            ----------  ----------    ----------  ----------
           Total Deposits    2,421,891   2,422,288     1,767,530   1,769,413

Federal funds purchased and
 securities sold under
 agreements to repurchase      387,357     387,357       241,263     241,263
Notes payable-U.S. Treasury
 and other borrowings           37,628      37,628        26,381      26,381
Subordinated and other
 long-term notes                58,341      58,891         6,400       8,057

Off-Balance-Sheet Instruments:
Loan commitments                    --        (768)           --        (520)
Standby and commercial
 letters of credit                  --        (280)           --        (246)
Interest rate futures
 contracts                          --        (172)           --         785

20. Fort Wayne National Corporation (Parent Company Only) Financial
Information

Balance Sheet
                                                       1996       1995
                                                    --------    --------
                                                       (In thousands)
Assets
  Cash                                               $  3,602    $  2,743
  Short-term investments                                6,384      42,046
  Investment in subsidiaries                          304,188     192,251
  Other assets                                          5,856       6,209
                                                     --------    --------
                                    Total Assets     $320,030    $243,249
                                                     ========    ========

Liabilities and Shareholders' Equity
  Dividends payable                                  $  3,602    $  2,743
  Other liabilities                                       421         395
  Subordinated and other long-term notes               23,850       6,400

  Shareholders' equity:
     Preferred stock                                   36,999          --
     Common stock                                      19,511      19,048
     Capital Surplus                                   49,367      31,502
     Retained Earnings                                179,052     170,990
     Net unrealized gain on
       available-for-sale securities                    7,228      12,171
                                                     --------    --------
                        Total Shareholders' Equity    292,157     233,711
                                                     --------    --------
        Total Liabilities And Shareholders' Equity   $320,030    $243,249
                                                     ========    ========

Statement of Income

                                                       For The Years
                                                     Ended December 31
                                                 1996       1995      1994
                                                -------   -------   -------
                                                       (In thousands)
Income
  Dividends from subsidiaries                   $32,848   $18,897   $18,066
  Interest and dividends on investments           1,740     2,581     1,584
  Other income                                      372        20        60
                                                -------   -------   -------
                                Total Income     34,960    21,498    19,710

Expenses
  Interest on subordinated and
    other long-term notes                         1,588       868       963
  Other expenses                                  1,563       593       195
                                                -------   -------   -------
                              Total Expenses      3,151     1,461     1,158
                                                -------   -------   -------
             Income Before Applicable Income
           Taxes And Equity In Undistributed
                  Net Income Of Subsidiaries     31,809    20,037    18,552
 Applicable income taxes (credit)                  (713)      350        43
                                                -------   -------   -------
       Income Before Equity In Undistributed
                  Net Income Of Subsidiaries     32,522    19,687    18,509
 Equity in undistributed
   net income of subsidiaries                       (20)    7,020     7,703
                                                -------   -------   -------
                                  Net Income    $32,502   $26,707   $26,212
                                                =======   =======   =======

Statement of Cash Flows

                                                       For The Years
                                                     Ended December 31
                                                 1996       1995      1994
                                                -------   -------   -------
                                                       (In thousands)
Operating activities
Net income                                      $32,502   $26,707   $26,212
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed net income of
      subsidiaries                                   20    (7,020)   (7,703)
    Gain on sale of securities                     (362)       --       (13)
    (Increase) decrease in other assets            (406)      343       385
    Increase in other liabilities                   100        52        91
                                                 -------   -------   -------
   Net Cash Provided By Operating Activities     31,854    20,082    18,972

Investing activities
  Net (increase) decrease in short-term
    investments                                  35,663    (5,187)   (9,373)
  Purchase of securities                           (523)   (1,004)     (625)
  Proceeds from sales of securities               1,372        --     1,114
  Net assets of Valley Financial
   Services, Inc., net of cash acquired        (110,417)       --        --
                                                -------   -------   -------
       Net Cash Used In Investing Activities    (73,905)   (6,191)   (8,884)

Financing activities
  Issuance of long-term debt                     15,000        --        --
  Principal payments on long-term notes          (3,826)     (760)     (760)
  Cash dividends paid on common stock           (11,661)  (10,544)   (9,790)
  Cash dividends paid on preferred stock           (740)       --        --
  Issuance of preferred stock                    36,999        --        --
  Issuance of common stock                       20,057        --        --
  Proceeds from exercise of stock options         1,277       453       624
  Repurchase of common stock                    (14,196)   (2,826)       --
                                                -------   -------   -------
              Net Cash Provided By (Used In)
                       Financing Activities      42,910   (13,677)   (9,926)
                                                -------   -------   -------
                       Net Increase In Cash         859       214       162
Cash at beginning of year                         2,743     2,529     2,367
                                                -------   -------   -------
                         Cash At End Of Year    $ 3,602   $ 2,743   $ 2,529
                                                =======   =======   =======

                       QUARTERLY FINANCIAL DATA (UNAUDITED)

                           First    Second     Third    Fourth
                          Quarter   Quarter   Quarter   Quarter    Total
                          --------  --------  --------  --------  --------

                                (In thousands except per share data)
          1996
------------------------
Total interest income     $ 39,829  $ 45,276  $ 56,623  $ 57,637  $199,365
Total interest expense      19,993    22,526    28,684    28,366    99,569
                          --------  --------  --------  --------  --------
Net Interest Income         19,836    22,750    27,939    29,271    99,796
Provision for possible
  loan losses                  880     1,005       940     1,128     3,953
                          --------  --------  --------  --------  --------
Net Interest Income
  After Provision For
  Possible Loan Losses      18,956    21,745    26,999    28,143    95,843

Noninterest income
  Fiduciary fees             2,901     2,824     3,443     3,291    12,459
  Other                      2,487     2,831     3,578     3,604    12,500
  Net securities gains         378         2         9         3       392
                          --------  --------  --------  --------  --------
Total Noninterest Income     5,766     5,657     7,030     6,898    25,351

Noninterest expense
  Salaries and benefits      8,345     8,854    10,917    11,608    39,724
  Other                      6,429     7,922     9,914     9,188    33,453
                          --------  --------  --------  --------  --------
Total Noninterest Expense   14,774    16,776    20,831    20,796    73,177
Income  Before Income
  Taxes                      9,948    10,626    13,198    14,245    48,017
Applicable income taxes      3,057     3,451     4,280     4,727    15,515
                          --------  --------  --------  --------  --------
Net income                $  6,891  $  7,175  $  8,918  $  9,518  $ 32,502
                          ========  ========  ========  ========  ========

Per common share:
  Net income              $    .60  $    .61  $    .70  $    .77  $   2.68
                          ========  ========  ========  ========  ========
  Dividends declared      $    .24  $    .26  $    .26  $    .26  $   1.02
                          ========  ========  ========  ========  ========

          1995
------------------------
Total interest income     $ 38,159  $ 40,039  $ 40,851  $ 41,283  $160,332
Total interest expense      18,387    20,280    21,033    21,276    80,976
                          --------  --------  --------  --------  --------
Net Interest Income         19,772    19,759    19,818    20,007    79,356
Provision for possible
  loan losses                  735       260       715       735     2,445
                          --------  --------  --------  --------  --------
Net Interest Income
  After Provision For
  Possible Loan Losses      19,037    19,499    19,103    19,272    76,911

Noninterest income
  Fiduciary fees             2,372     2,447     2,381     2,549     9,749
  Other                      2,346     2,529     2,378     2,510     9,763
  Net securities gains          11        --        58        18        87
                          --------  --------  --------  --------  --------
Total Noninterest Income     4,729     4,976     4,817     5,077    19,599

Noninterest expense
  Salaries and benefits      7,950     7,549     7,761     7,977    31,237
  Other                      7,322     7,806     6,394     6,318    27,840
                          --------  --------  --------  --------  --------
Total Noninterest Expense   15,272    15,355    14,155    14,295    59,077
Income  Before Income
  Taxes                      8,494     9,120     9,765    10,054    37,433
Applicable income taxes      2,273     2,498     2,910     3,045    10,726
                          --------  --------  --------  --------  --------
Net income                $  6,221  $  6,622  $  6,855  $  7,009  $ 26,707
                          ========  ========  ========  ========  ========

Per common share:
  Net income              $    .54  $    .58  $    .60  $    .61  $   2.33
                          ========  ========  ========  ========  ========
  Dividends declared      $    .22  $    .24  $    .24  $    .24  $    .94
                          ========  ========  ========  ========  ========


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Registrant's independent auditors which resulted in the filing of a Form 8-K, and there has been no change in independent auditors of the Registrant during the 24-month period prior to December 31, 1996.

Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item, with respect to directors, is incorporated herein by reference from the March 19, 1997 Proxy Statement under the caption "Election of Directors."

                   EXECUTIVE OFFICERS OF THE REGISTRANT

                            Executive Officers

    (All positions are for one year expiring at time of annual meeting)

Name                          Age       Positions Held during the past 5 years
M. James Johnston             55        Chairman of the Board (effective
                                        January 1, 1997) and Chief
                                        Executive Officer(effective June 1,
                                        1996) of the Registrant and Fort Wayne
                                        National Bank.  Formerly President and
                                        Chief Administrative Officer of the
                                        Registrant and Fort Wayne National
                                        Bank (5 years).

Stephen R. Gillig             49        President and Chief Administrative
                                        Officer of the Registrant (effective
                                        January 1, 1997.)  Formerly Executive
                                        Vice President, Chief Financial
                                        Officer and Secretary of the
                                        Registrant and Fort Wayne National
                                        Bank (1 year).  Formerly Executive
                                        Vice President, Secretary and
                                        Treasurer of the Registrant and
                                        Executive Vice President of Fort Wayne
                                        National Bank (4 years).

Thomas L. Baumgartner         59        Executive Vice President and Chief
                                        Operations Officer of the Registrant
                                        and Executive Vice President and Chief
                                        Operations Officer of Fort Wayne
                                        National Bank (5 years).

Michael J. Eikenberry         55        Executive Vice President of Loan
                                        Administration of the Registrant and
                                        Fort Wayne National Bank (3 years).
                                        Formerly Senior Vice President of
                                        Loan Administration of the Registrant
                                        and Fort Wayne National Bank (2
                                        years).

Karen M. Kasper               41        Senior Vice President, Chief Financial
                                        Officer and Treasurer of the
                                        Registrant and Fort Wayne National
                                        Bank (effective January 1, 1997).
                                        Formerly Senior Vice President and
                                        Treasurer of the Registrant and Fort
                                        Wayne National Bank (1 year). Formerly
                                        Senior Vice President and Controller
                                        of the Registrant and Fort Wayne
                                        National Bank (4 years).

Thomas E. Elyea               51        Senior Vice President of the
                                        Registrant (1 year) and President
                                        and Chief Administrative Officer of
                                        Fort Wayne National Bank (effective
                                        January 1, 1997).  Formerly Senior
                                        Vice President Corporate /
                                        Correspondent Banking of Fort Wayne
                                        National Bank (8 months). Formerly
                                        President and Chief Executive Officer
                                        of Firstar Bank Park Forest,
                                        Park Forest, Illinois (5 years).

John T. Kelley                39        Vice President and Controller of the
                                        Registrant (effective January 1, 1997)
                                        and Fort Wayne National Bank (1 year).
                                        Formerly Assistant Vice President and
                                        Assistant Controller of Fort Wayne
                                        National Bank (4 years).

                   Other Executive Officers of Affiliate Banks

      (All positions are for one year expiring at time of annual meeting)

Name                          Age       Position Held during the past 5 years
Kim Thomas Stacey             52        Executive Vice President and Senior
                                        Trust Officer of Fort Wayne National
                                        Bank (3 years). Formerly Senior Vice
                                        President and Senior Trust Officer of
                                        Fort Wayne National Bank (3-1/2
                                        years).


Thomas J. Brita               54        Senior Vice President, Banking Center
                                        Administration of Fort Wayne National
                                        Bank (4 years).  Formerly Vice
                                        President, Banking Center
                                        Administration of Fort Wayne National
                                        Bank (15 years).

Michael C. Haggarty           61        Chairman of the Board, Chief Executive
                                        Officer, and President of The Auburn
                                        State Bank (3 years).  Formerly Chief
                                        Executive Officer and President of The
                                        Auburn State Bank (21 years).


Willis E. Alt, Jr.            52        President and Chief Executive Officer
                                        of First National Bank of Warsaw (6
                                        years).


Dennis J. Schwartz            56        President and Chief Executive Officer
                                        of Valley American Bank and Trust
                                        Company (effective May, 1996).
                                        Formerly President of Valley American
                                        Bank and Trust Company (29 years).

There is no family relationship between any of the persons named above.

Item 11.  EXECUTIVE COMPENSATION

Information required under this item, with respect to executive compensation, is incorporated herein by reference from the March 19, 1997 Proxy Statement under the caption "Executive Compensation."


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference from the March 19, 1997 Proxy Statement under the caption "Principal Holders of Common Stock" and under the caption "Election of Directors."


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item, with respect to certain relationships and related transactions, is incorporated herein by reference from the March 19, 1997 Proxy Statement under the caption "Indebtedness of Management."

Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1) The following consolidated financial statements and report of independent auditors of Fort Wayne National Corporation and subsidiaries are included in Part II, Item 8:

               Report of Ernst & Young LLP, Independent Auditors
               Consolidated Balance Sheet as of December 31, 1996 and 1995 Consolidated Statement of Income for the years ended
                 December 31, 1996, 1995, and 1994
               Consolidated Statement of Cash Flows for the years ended
                 December 31, 1996, 1995, and 1994
               Consolidated Statement of Changes in Shareholders' Equity for
                 the years ended December 31, 1996, 1995, and 1994
               Notes to Consolidated Financial Statements

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

     (b) Reports on Form 8-K

         No Form 8-K was filed during the fourth quarter of 1996.

     (c) Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report. See the Exhibit Index on page 78.

     (d) Financial Statement Schedules

         None

                         FORT WAYNE NATIONAL CORPORATION

                                    FORM 10-K

                                  EXHIBIT INDEX

Number assigned per                                       Sequential Numbering
Regulation S-K Item 601          Description                     Page Number

  2    Agreement and Plan of Merger between Valley Financial
         Services, Inc. and Fort Wayne National Corporation............   79

  3a   Amended and Restated Articles of Incorporation..................   79

  3b   Amended and Restated By-Laws....................................   79

  10a  Fort Wayne National Bank Capital Note Purchase Agreement........   79

  10b  Fort Wayne National Corporation Annual Management
         Incentive Compensation Plan...................................   79

  10c  Supplemental Lease No. 1 (Registrant and FWNB's principal office)  79

  10d  Purchase Agreement Covering Fort Wayne National Corporation
         12.95% Unsubordinated Note Due 2005 and 12.25% Subordinated
         Note Due 1995.................................................   79

  10e  Fort Wayne National Corporation 1985 Stock Incentive Plan
         (1989 Edition)................................................   79

  10f  Fort Wayne National Corporation Benefit Restoration Plan........   79

  10g  Fort Wayne National Corporation 1994 Stock Incentive Plan.......   79

  10h  Fort Wayne National Corporation 1994 Nonemployee Directors
         Stock Incentive Plan..........................................   79

  10i  Fort Wayne National Corporation -  Term Loan Agreement..........   80

  10j  Fort Wayne National Corporation - ISDA Master Agreement dated
         as of May 24, 1996............................................   80

  11   Statement Re Computation of Earnings Per Share..................   84

  21   Subsidiaries of the Registrant..................................   85

  23   Consent of Ernst & Young LLP....................................   86

  27   Financial Data Schedule.........................................   87

                         FORT WAYNE NATIONAL CORPORATION

                                    FORM 10-K

                       EXHIBITS INCORPORATED BY REFERENCE

  2    Agreement and Plan of Merger between Valley Financial Services, Inc.
         and Fort Wayne National Corporation.  Incorporated by reference to
         Exhibit 2 contained in the Company's 1995 Form 10-K, File No.
         0-10869.

  3a   Amended and Restated Articles of Incorporation of Fort Wayne National
         Corporation. Incorporated by reference to Exhibit 3a contained in the Company's June 30, 1996 Form 10-Q, File No. 0-10869.

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

  10d  Purchase Agreement Covering Fort Wayne National Corporation 12.95%
         Unsubordinated Note due 2005 and 12.25% Subordinated Note due 1995. Incorporated by reference to Exhibit 4 contained in the Company's June 30, 1985, Form 10-Q, File No. 0-10869.

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

                         FORT WAYNE NATIONAL CORPORATION

                                    FORM 10-K

                       EXHIBITS INCORPORATED BY REFERENCE - Continued


10i Fort Wayne National Corporation - Term Loan Agreement. Incorporated by reference to Exhibit 10i contained in the Company's June 30, 1996 Form 10-Q, File No. 0-10869.

10j Fort Wayne National Corporation - ISDA Master Agreement dated as of May 24, 1996. Incorporated by reference to Exhibit 10j contained in the Company's June 30, 1996 Form 10-Q, File
         No. 0-10869.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be a signed on its behalf by the undersigned, thereunto duly authorized.


FORT WAYNE NATIONAL CORPORATION (Registrant)


By  /S/ M. James Johnston                             March 18, 1997
M. James Johnston, Chairman of the Board                     (Date)
  and Chief Executive Officer


Principal Executive Officers


    /S/ M. James Johnston                              March 18, 1997
M. James Johnston, Chairman of the Board                   (Date)
  and Chief Executive Officer


    /S/   Stephen R. Gillig                            March 18, 1997
Stephen R, Gillig, President                               (Date)
  and Chief Administrative Officer


Principal Financial and Accounting Officer


    /S/   Karen M. Kasper                              March 18, 1997
Karen M. Kasper, Senior Vice President,                    (Date)
  Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Fort Wayne National Corporation, and in the capacities indicated thereunto duly authorized on the dates indicated.


By  /S/   Walter S. Ainsworth                          March 18, 1997
    Walter S. Ainsworth, Director                          (Date)


By  /S/   Willis E. Alt, Jr.                           March 18, 1997
    Willis E. Alt, Jr., Director                            (Date)


By  /S/   Robert A. Anker                              March 18, 1997
    Robert A. Anker, Director                               (Date)


By  /S/   Stanley C. Craft                             March 18, 1997
    Stanley C. Craft, Director                              (Date)


By  /S/   Richard B. Doner                             March 18, 1997
    Richard B. Doner, Director                              (Date)


By  /S/   Jon F. Fuller                                March 18, 1997
    Jon F. Fuller, Director                                 (Date)


By                                                     March 18, 1997
    Thomas C. Griffith, Director                            (Date)


By  /S/   Michael C. Haggarty                          March 18, 1997
    Michael C. Haggarty, Director                           (Date)


By  /S/   M. James Johnston                            March 18, 1997
    M. James Johnston, Director                             (Date)


By  /S/   Joanne B. Lantz                              March 18, 1997
    Joanne B. Lantz, Director                               (Date)


By                                                     March 18, 1997
    Jackson R. Lehman, Director                             (Date)

By  /S/   Michael J. McClelland                        March 18, 1997
    Michael J. McClelland, Director                         (Date)


By  /S/   Patrick G. Michaels                          March 18, 1997
    Patrick G. Michaels, Director                           (Date)


By  /S/   Patricia R. Miller                           March 18, 1997
    Patricia R. Miller, Director                            (Date)


By  /S/   Dennis J. Schwartz                           March 18, 1997
    Dennis J. Schwartz, Director                            (Date)


By  /S/   Paul E. Shaffer                              March 18, 1997
    Paul E. Shaffer, Director                               (Date)


By  /S/   Thomas M. Shoaff                             March 18, 1997
    Thomas M. Shoaff, Director                              (Date)


By  /S/   Jeff H. Towles, M.D.                         March 18, 1997
    Jeff H. Towles, M.D., Director                          (Date)


By  /S/   Julie I. Walda                               March 18, 1997
    Julie I. Walda, Director                                (Date)


By  /S/   Don A. Wolf                                  March 18, 1997
    Don A. Wolf, Director                                   (Date)

                        FORT WAYNE NATIONAL CORPORATION

                                   EXHIBIT 11

                   STATEMENT RE COMPUTATION OF EARNINGS PER SHARE

                                                  Year Ended December 31
                                                1996       1995       1994
                                              --------   --------   --------
                                               (Amounts in thousands, except
                                                       per share data)
PRIMARY
  Average shares outstanding.................   11,653     11,449     11,480
  Net effect of dilutive stock options --
    based on the treasury stock method
    using average market price...............       64         55         42
                                               -------    -------    -------
                                        TOTAL   11,717     11,504     11,522
                                               =======    =======    =======

  Net Income.................................  $32,502    $26,707    $26,212
  Preferred stock dividends..................    1,295         --         --
                                               -------    -------    -------
  Net income applicable to common stock......  $31,207    $26,707    $26,212
                                               =======    =======    =======

  Earnings per common and common share
    equivalents..............................   $2.66      $2.32      $2.27
                                              =======    =======    =======


FULLY DILUTED
  Average shares outstanding..................  11,653     11,449     11,480
  Net effect of conversion of preferred stock.     582         --         --
  Net effect of dilutive stock options --
    based on the treasury stock method
    using  the higher of the end of the
    period market price or average
    market price..............................     132         87         42
                                               -------    -------    -------
                                        TOTAL   12,367     11,536     11,522
                                               =======    =======    =======

  Net income applicable to common stock......  $32,502    $26,707    $26,212
                                               =======    =======    =======

  Earnings per common and common share
    equivalents..............................    $2.63      $2.32      $2.27
                                               =======    =======    =======

NOTE -- Average shares outstanding were used for the earnings per share calculation included in the Company's financial statements since the dilutive effect of the assumed conversion of preferred stock and stock options granted were less than 3%.

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

Valley American Bank and Trust Company, Mishawaka, Indiana, chartered by the
  State of Indiana.

                        FORT WAYNE NATIONAL CORPORATION

                                   EXHIBIT 23


                CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-33123) pertaining to the Fort Wayne National Corporation 1994 Stock Incentive Plan of Fort Wayne National Corporation and in the related Prospectus of our report dated January 24, 1997, with respect to the consolidated financial statements of Fort Wayne National Corporation included in the Annual Report (Form 10-K) for the year ended December 31, 1996.


                                                 /S/ Ernst & Young LLP

Fort Wayne, Indiana
March 17, 1997