Form 10-K/A
period 1996-12-31
FORT WAYNE NATIONAL CORP
filed 1997-03-24
CIK 357269

THE PURPOSE OF THIS FILING IS TO CORRECT THE FOLLOWING ERRORS CONTAINED IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996:

  1. The line for Corporate debt securities was erroneously omitted from the MATURITY DISTRIBUTION AND YIELDS OF INVESTMENT SECURITIES table included in response to Item 1. Business.

  2. The Net income for 1996 under the subcategory "FOR THE YEAR" of the FINANCIAL HIGHLIGHTS table included in response to Item 7. Management's Discussion and Analysis of Results of Operations and Finanacial Condition was incorrectly typed as $32,505 instead of the correct $32,502.

PAGE

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.    20549
                                 FORM 10-K/A
                                Amendment No. 1
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE
There are no documents incorporated by reference into this Form 10-K/A.

This Report contains 29 pages.

                        FORT WAYNE NATIONAL CORPORATION
                     INDEX TO ANNUAL REPORT ON FORM 10-K/A
                               AMENDMENT NO. 1

                                                                      Page
                                                                      ----
PART I
  Item 1.   BUSINESS...............................................     3


PART II

  Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION..................    15


SIGNATURES.........................................................    29

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

                                                Maturing
                ---------------------------------------------------------------------
                                   After One      After Five
                     Within        But Within     But Within       After
                    One Year       Five Years     Ten Years      Ten Years
                  Amount  Yield   Amount Yield   Amount Yield   Amount  Yield  Total
                -------- ------ -------- ------ ------- ------ ------- ------  --------
                                   (Dollars in thousands)
U.S. Treasury   $ 76,674  6.42% $202,907  6.29% $ 40,732  6.27% $  --     --%  $320,313
U.S. Federal
 agencies         34,467  6.60   283,958  6.49    16,793  6.46     --     --    335,218
U.S. Federal
 agency mortgage
 backed
 securities          129  5.36    10,249  6.87    16,827  6.48   11,232  6.09    38,437
States and
 political
 subdivisions     20,273 10.08    62,202  9.71    81,428  8.93   53,920  8.77   217,823
Corporate debt
 securities       17,030  7.46    27,033  7.33     2,249  7.42      883  8.81    47,195
Other                 --    --        50  7.87       100  7.58   15,472  6.37    15,622
                -------- ------ -------- ------ -------- ------ ------- -----  --------
        Total   $148,573  7.08  $586,399  6.81  $158,129  7.70  $81,507 7.95   $974,608
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

Part II

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


FINANCIAL HIGHLIGHTS

                                             1996         1995       Change
                                         ----------    ----------    -------
                                                 (Dollars in thousands,
                                                  except per share data)
FOR THE YEAR
  Total interest income                  $  199,365    $  160,332      24.3%
  Total interest expense                     99,569        80,976      23.0
  Net interest income                        99,796        79,356      25.8
  Provision for possible loan
   losses                                     3,953         2,445      61.7
  Applicable income taxes                    15,515        10,726      44.6
  Net income                                 32,502        26,707      21.7

PER COMMON SHARE
  Net income                             $     2.68    $     2.33      15.0%
  Dividends declared                           1.02           .94       8.5
  Book value at year end                      21.80         20.45       6.6

AVERAGES
  Assets                                 $2,765,890    $2,172,709      27.3%
  Deposits                                2,091,262     1,657,656      26.2
  Loans (before allowance for
    possible loan losses)                 1,591,147     1,255,991      26.7
  Investments                               905,993       717,834      26.2

SELECTED FINANCIAL RATIOS
  Return on average assets                    1.18%        1.23%
  Return on average equity                   12.29%       12.30%
  Net interest margin                         4.22%        4.30%
  Tier I and Tier II capital ratio           12.95%       16.27%

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


FORT WAYNE NATIONAL CORPORATION (Registrant)


  /S/   Karen M. Kasper                              March 21, 1997
Karen M. Kasper, Senior Vice President,                    (Date)
  Chief Financial Officer and Treasurer