Form 10-Q
period 1997-03-31
FORT WAYNE NATIONAL CORP
filed 1997-05-15
CIK 357269

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                           Commission File
March 31, 1997                                  Number 0-10869

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

                         YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

              Class                    Outstanding May 7, 1997
________________________________    ______________________________

Common Shares, Without Par Value               11,724,221

6% Cumulative Convertible Class B
   Preferred Stock, Series 1                   739,976

The exhibit index appears on page 15.

This report, including the cover page contains a total of 16 pages.

         FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES

                              INDEX

PART I    FINANCIAL INFORMATION                               PAGE NO.
Item 1.   Financial Statements
          Consolidated balance sheet -- March 31, 1997
            December 31, 1996 and March 31, 1996.............       3.

          Consolidated statement of income -- three months
            ended March 31, 1997 and 1996....................       4.

          Consolidated statement of cash flows -- three
            months ended March 31, 1997 and 1996.............       5.

          Notes to consolidated financial statements --
            March 31, 1997...................................       6.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Position..................   7- 12.

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings..................................      13.
Item 2.   Changes in Securities..............................      13.
Item 3.   Defaults on Senior Securities......................      13.
Item 4.   Submission of Matters to a Vote of Security
           Holders...........................................      13.
Item 5.   Other Information..................................      13.
Item 6.   Exhibits and Reports on Form 8-K...................      13.

SIGNATURES...................................................      14.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
            FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                              (Unaudited)
                                       March 31     Dec 31     March 31
                                         1997        1996        1996
                                      __________  __________  __________
                                                (In thousands)
ASSETS
Cash and due from banks.............. $  177,720  $  191,913  $  145,190
Federal funds sold and securities
  purchased under agreements to
  resell.............................      3,925      56,075      11,000
Interest-bearing deposits with banks.        300         376         214

Investment securities................    940,586     974,608     784,073

Loans................................  1,881,685   1,875,965   1,265,639
  Less:  Unearned income.............     (2,304)     (2,220)     (3,025)
         Allowance for possible
           loan losses...............    (29,584)    (30,307)    (20,641)
                                      __________  __________  __________
                           NET LOANS   1,849,797   1,843,438   1,241,973

Premises and equipment...............     55,304      55,234      34,900
Other assets.........................    103,019      99,653      42,079
                                      __________  __________  __________
                        TOTAL ASSETS  $3,130,651  $3,221,297  $2,259,429
                                      ==========  ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing................ $  358,851  $  419,118  $  272,642
  Interest-bearing...................  2,021,407   2,002,773   1,514,583
                                      __________  __________  __________
                     TOTAL DEPOSITS    2,380,258   2,421,891   1,787,225

Federal funds purchased and
  securities sold under agreements
  to repurchase......................    314,203     387,357     188,644
Notes payable - U.S. Treasury and
  other borrowings...................     61,758      37,628      22,431
Dividends payable....................      3,953       3,602       2,747
Accrued liabilities..................     22,948      19,360      18,059
Subordinated and other long-term
  notes..............................     53,517      58,341       6,400
                                      __________  __________  __________
                 TOTAL LIABILITIES     2,836,637   2,928,179   2,025,506

Deferred gain on sale of premises....        894         961       1,160

Shareholders' equity:
Preferred stock, without par value:
  Class A Voting - 1,000,000 shares
    authorized but unissued
  Class B Nonvoting - 1,000,000
    shares authorized:
      Series 1 6% convertible issued
        and outstanding shares:
        March 31, 1997 and
        December 31, 1996 - 739,976..     36,999      36,999          --
Common stock, without par value:
  Authorized shares:  20,000,000
  Issued and outstanding shares:
    March 31, 1997 - 11,722,530;
    December 31, 1996 - 11,706,834;
    March 31, 1996 - 11,447,454......     19,538      19,511      19,079
Capital surplus......................     49,653      49,367      31,704
Retained earnings....................    184,421     179,052     175,134
Unrealized gain on securities
  available-for-sale.................      2,509       7,228       6,846
                                      __________  __________  __________
         TOTAL SHAREHOLDERS' EQUITY      293,120     292,157     232,763
                                      __________  __________  __________
                  TOTAL LIABILITIES
           AND SHAREHOLDERS' EQUITY   $3,130,651  $3,221,297  $2,259,429
                                      ==========  ==========  ==========

           FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF INCOME
                               (Unaudited)

                                                    Three Months
                                                   Ended March 31
                                                  1997         1996
                                                 _______    _______
                                               (In thousands, except
                                                  per share data)

INTEREST INCOME
Interest and fees on loans:
  Taxable......................................... $40,748    $27,290
  Tax-exempt......................................     249        210
Interest and dividends on investment securities:
  Taxable.........................................  12,264      9,185
  Tax-exempt......................................   2,883      2,647
Interest on federal funds sold and securities
  purchased under agreements to resell............     641        494
Interest on deposits with banks...................       1          3
                                                   _______    _______
                            TOTAL INTEREST INCOME   56,786     39,829

INTEREST EXPENSE
Interest on deposits..............................  22,114     16,873
Interest on federal funds  purchased and
  securities sold under agreements to repurchase..   4,469      2,564
Interest on notes payable -
  U.S. Treasury and other borrowings..............     499        349
Interest on subordinated and other long-term notes     950        207
                                                   _______    _______
                           TOTAL INTEREST EXPENSE   28,032     19,993
                                                   _______    _______
                       NET INTEREST INCOME BEFORE
               PROVISION FOR POSSIBLE LOAN LOSSES   28,754     19,836
 Provision for possible loan losses...............   1,070        880
                                                   _______    _______
              NET INTEREST INCOME AFTER PROVISION
                         FOR POSSIBLE LOAN LOSSES   27,684     18,956

NONINTEREST INCOME
Fiduciary fees....................................   3,676      2,901
Service charges on deposit accounts...............   1,813      1,267
Other service charges.............................   1,089        602
Net securities gains..............................      37        378
Other income......................................     973        618
                                                   _______    _______
                         TOTAL NONINTEREST INCOME    7,588      5,766

NONINTEREST EXPENSE
Salaries and wages................................   9,227      6,804
Employee benefits.................................   2,285      1,541
Net Occupancy.....................................   1,970      1,364
Equipment expense.................................   1,640      1,173
FDIC assessment...................................      66          8
Amortization of goodwill and other intangibles....     718         58
Other expense.....................................   5,284      3,826
                                                   _______    _______
                        TOTAL NONINTEREST EXPENSE   21,190     14,774
                                                   _______    _______
                       INCOME BEFORE INCOME TAXES   14,082      9,948
Applicable income taxes...........................   4,765      3,057
                                                   _______    _______
                                       NET INCOME  $ 9,317    $ 6,891
                                                   =======    =======
Primary earnings per share........................ $   .74    $   .60
                                                   =======    =======
Fully diluted earnings per share.................. $   .72    $   .60
                                                   =======    =======

        FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited)

                                                      Three Months
                                                     Ended March 31
                                                     1997       1996
                                                   ________   ________
                                                  (In thousands)
OPERATING ACTIVITIES
Net income........................................ $   9,317   $  6,891
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for possible loan losses............     1,070        880
    Net accretion and amortization of
      investment securities.......................        36         26
    Net accretion and amortization of loans.......        (5)        (6)
    Provision for depreciation and amortization
      of premises and equipment...................     1,512        914
    Deferred income taxes.........................       185       (434)
    Capitalized originated mortgage
      servicing rights............................       (15)       (61)
    Amortization of capitalized originated
      mortgage servicing rights...................         8          1
    Amortization of goodwill and Other intangibles       718         58
    Amortization of deferred gain on sale
      of premises.................................       (67)       (67)
    Gain on sale of investment securities
      available-for-sale..........................       (50)      (407)
    Loss on sale of investment securities
      available-for-sale..........................        13         29
    Market value adjustment on investment
      securities held for trading purposes........        --      2,108
    Net loss on sale of investment securities
      held for trading............................        --        199
    Proceeds from sale of investment securities
      held for trading............................        --     15,242
    Purchase of investment securities
      held for trading............................        --    (35,236)
    Loans originated for resale...................    (1,535)    (6 488)
    Unrealized loss on loans held for sale........         4         31
    Proceeds from sales of loans..................     8,366      6,365
    Net (gain) loss on sale of loans..............        98         (7)
    Net (gain) loss on sale of premises
      and equipment...............................        (6)         1
    (Increase)decrease in other assets............    (1,047)     1,569
    Increase in other liabilities.................     3,588      1,207
                                                    ________   ________
NET CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES    22,190     (7,185)


INVESTING ACTIVITIES
Net decrease in federal funds sold and securities
  purchased under agreements to resell............    52,150     16,150
Net (increase) decrease in interest-bearing
  deposits with banks.............................        76        (14)
Proceeds from sales of investment securities
  available-for-sale..............................    15,396        574
Proceeds from maturities of investment securities.
  available-for-sale..............................    33,585     34,304
Purchases of investment securities
  available-for-sale..............................   (22,892)   (45,305)
Net (increase) decrease in loans..................   (14,357)    10,599
Proceeds from disposals of premises and equipment.       147          3
Purchase of premises and equipment................    (1,723)    (2,154)
                                                    ________   ________
         NET CASH PROVIDED BY INVESTING ACTIVITIES    62,382     14,157

FINANCING ACTIVITIES
Net increase (decrease) in deposits...............   (41,633)    19,695
Net decreasein short-term borrowings..............   (49,024)   (56,569)
Principal payment on long-term debt...............    (4,824)        --
Issuance of common stock..........................         8         --
Proceeds from exercise of stock options...........       305        233
Cash dividends paid on preferred stock............      (555)        --
Cash dividends paid on common stock...............    (3,042)    (2,743)
                                                    ________   ________
             NET CASH USED IN FINANCING ACTIVITIES   (98,765)   (39,384)
                                                    ________   ________
             DECREASE IN CASH AND CASH EQUIVALENTS   (14,193)   (32,412)
Cash and cash equivalents at beginning of period..   191,913    177,602
                                                    ________   ________
        CASH AND CASH EQUIVALENTS AT END OF PERIOD $ 177,720   $145,190
                                                    ========   ========

                              - 5 -

         FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1. Principals of Consolidation

The financial statements are consolidated statements of Fort Wayne National Corporation(the Company) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. A description of all significant accounting policies is included in the 1996 Annual Report to Shareholders.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been made. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2. Recently Adopted Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on both primary and fully diluted earnings per share is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     FORT WAYNE NATIONAL CORPORATION
       Management's Discussion and Analysis of Financial Condition and
                          Results of Operations


On June 1, 1996 the Company acquired, through merger of Valley Financial Services, Inc. (VFS) with and into the Company, all of the issued and outstanding stock of VFS's only banking subsidiary, Valley American Bank and Trust Company (Valley). This acquisition has been accounted for as a purchase for accounting purposes, and accordingly, the results of operations of Valley have been included in the consolidated results of operations of the Company from the date of acquisition. Therefore, the consolidated balance sheets as March 31, 1997 and December 31, 1996 each include the financial position of Valley, while the consolidated balance sheet as of March 31, 1996 does not include Valley. In addition, Valley balance sheet amounts are included in consolidated averages for the first quarter of 1997 and are not included in the consolidated averages for the first quarter of 1996. Similarly, the consolidated results of operations for the three-month period ended March 31, 1997 include the results of operations of Valley for that period while the consolidated results of operations for the three-month period ended March 31, 1996 does not include the results of operations of Valley.

Results of Operations

Net income for the first quarter of 1997 amounted to $9.3 million resulting in primary earnings per share of $.74. This represents an increase of $2.4 million or 35.2% over the net income of $6.9 million and primary earnings per share of $.60 for the first quarter of 1996.

The net interest margin, measured on a fully taxable equivalent basis, increased by 12 basis points to 4.30% for the first quarter of 1997 from the 4.18% in the first quarter of 1996. Substantially all of the increase in the net interest margin was attributable to increased yields on the Company's loan and investment portfolios as the cost of interest-bearing liabilities remained virtually unchanged for the first quarter of 1997 compared to the first quarter of 1996.

The Company uses exchange traded financial futures and options as a part of its overall interest rate risk management. At March 31, 1997, the Company had 790 Eurodollar contracts outstanding to hedge liability accounts as compared to 704 contracts at December 31, 1996 and 633 contracts at March 31, 1996.
The net decrease to net interest income from Eurodollar futures contracts was $153,000 and $158,000 for the three months ended March 31, 1997 and 1996, respectively.

As a result of management's quarterly review of the adequacy of the allowance for possible loan losses, the Company provided $1,070,000 for possible loan losses during the first quarter of 1997, a slight decrease from the $1,128,000 provided in the fourth quarter of 1996 yet $190,000 over the amount provided in the first quarter of 1996.

The Company's noninterest income for the first quarter of 1997 reflected a $1.8 million or 31.6% increase from the first quarter of 1996 with Valley contributing $1.4 million to this increase. Fiduciary fees increased $775,000, or 26.7%, of which $450,000 was earned by Valley and the remaining 11.2% increase was the result of increased assets under management. Service charges on deposits increased $546,000 or 43.1%. Excluding the $515,000 in services charges on deposits earned by Valley for the first quarter of 1997, this category showed an increase of $31,000 or 2.5%. Other service charges and other income increased by $487,000, or 80.9%, and $355,000, or 57.4%, respectively. Of these increases, Valley contributed $313,000 and $138,000 respectively. The remaining increase in other service charges is attributable to increases in general banking fees of $87,000 and data processing fees of $82,000 while the remaining increase in other income is attributable to increases in electronic banking income. During the first quarter of 1997, the Company also recognized net securities gains of $37,000 as compared to net securities gains of $378,000 during the first quarter of 1996.

Salaries and wages increased $2.4 million for the first three months of 1997 compared to the same period in 1996, substantially all of which represents salaries and wages for Valley. Excluding Valley, salaries and wages were relatively flat as the number of full-time equivalent employees (FTE's), excluding the 354 FTE's at Valley, decreased from 984 at the end of the first quarter of 1996 to 970 at the end of the first quarter of 1997 . Employee benefit expense for the three months ended March 31, 1997, without Valley's expenses of $596,000, increased by $148,000 or 9.6% from the three months ended March 31, 1997 due to increased pension expense.

Net occupancy expense for the first quarter of 1997, after deducting Valley's expenses of $564,000, was $42,000 or 3.1% above the first quarter of 1996. Equipment expense, after deducting Valley's expenses of $334,000 increased by $133,000 or 11.3% which reflects increased depreciation and service contract costs on recent additions to the Company's wide area computer network and the new loan/teller/platform system.

Amortization of goodwill and other intangibles increased from $58,000 for the first quarter of 1996 to $718,000 for the first quarter of 1997. This increase is the result of the amortization of goodwill and other intangibles recorded in connection with the acquisition of Valley.

FDIC insurance expense for the first quarter of 1997 increased by $58,000 from the first quarter of 1996 of which $13,000 was expensed by Valley. This increase is the result of the recent increase in the insurance premium rate.

Other expense of $5.3 million for the three months ended March 31, 1997 represents a $1.5 million increase over the $3.8 million for the same period of 1996. However, Valley contributed $1.3 million to the 1997 total and therefore, excluding Valley, this category increased by 3.4%.

The effective tax rate for the first quarter of 1997 was 33.8% as compared to 30.7% for the first quarter of 1996. The increase in the effective rate is attributable to a lower level of tax exempt income in 1997 and to the increase in the amortization of goodwill and other intangibles which is not deductible for tax purposes.

Financial Condition

Total assets of the Company decreased $91 million at March 31, 1997 when compared to December 31, 1996 yet increased by $871 million from March 31, 1996. Average daily assets for the first quarter of 1997 of $3.114 billion were 39.3% above the $2.236 billion for the first quarter of 1996. Total assets of Valley were $880 million at March 31, 1997 while average total assets of Valley for the first quarter of 1997 were $875 million.

Loans, net of unearned discount as of March 31, 1997 were $5.6 million above the amount outstanding on December 31, 1996, including an increase of $4.4 million in the residential mortgage loan category. The overall loan growth was achieved despite the sale of the Company's mobile home loan portfolio which totaled $6.9 million and the sale of $1.6 million in fixed rate mortgage
loans.   Loans, net of unearned discount as of March 31, 1997 were $616.8 million above March 31, 1996. Excluding the $539.2 million of loans outstanding at Valley as of March 31, 1997, loans outstanding increased by $77.6 million or 5.8% with residential mortgage loans increasing by $28.9 million or 8.9%, construction and land development loans increasing by $18.7 million or 66.9%, and commercial mortgage loans increasing by $12.6 million or 5.3%.

Average loans outstanding for the first quarter of 1997 were $1.870 billion, an increase of $30.1 million from the fourth quarter of 1996 and $618.6 million over the first quarter of 1996. Average loans outstanding at Valley amounted to $539.8 million and $530.9 million for the first quarter of 1997 and the fourth quarter of 1996, respectively.

The Company's investment portfolio at both March 31, 1997 and December 31, 1996 was comprised entirely of investment securities available-for-sale while at March 31, 1996 the portfolio included $38.9 million of investment securities held for trading purposes with the remainder of the portfolio available-for-sale. The net unrealized gain, net of taxes, on securities available-for-sale was $2.5 million at March 31, 1997, $7.2 million at

December 31, 1996 and $6.8 million at March 31, 1996.

Available-for-sale securities, excluding the market valuation adjustment, decreased $26.1 million from December 31, 1996 as the result of the increased loan demand noted above. On average for first quarter of 1997, investments available-for-sale were $229.3 million above the same period last year with average investments available-for-sale at Valley accounting for $188.7 million of this increase.

Federal funds sold decreased by $52.5 million as of March 31, 1997 compared to year-end 1996. Average federal funds sold also decreased $15.0 million for the three months ended March 31, 1997 from the same period in 1996.

The allowance for possible loan losses, which is established through a provision for possible loan losses charged against income, is maintained at a level believed adequate by management to absorb estimated probable loan losses. The allowance for possible loan losses amounted to $29.6 million at March 31, 1997, $30.3 million at December 31, 1996 and $20.6 million at
March 31, 1996.   This resulted in a ratio of the allowance to total loans
outstanding of 1.57% at March 31, 1997, 1.62% at December 31, 1996 and 1.63% at March 31, 1996.

The Company's nonaccrual loans, accruing loans past due 90 days or more, restructured loans and other real estate are summarized as follows (dollars in thousands).

                                 NONPERFORMING ASSET TABLE
                             MAR 31, 1997 DEC 31, 1996  MAR 31, 1996
                            _____________ ____________ _____________
                                     (DOLLARS IN THOUSANDS)
Nonaccrual Loans            $      7,601  $      7,717  $     20,454
90 Days Past Due                     683         1,804         1,188
Restructured                       2,488         2,534            --
                            ____________  ____________  ____________
Total Nonperforming Loans         10,772        12,055        21,642
Other Real Estate                  2,493         1,736           406
                            ____________  ____________  ____________
Total Nonperforming Assets  $     13,265  $     13,791  $     22,048
                            ============  ============  ============

Nonperforming Loans as a
  Percent of Total Loans
  Outstanding                       .57%          .64%         1.71%
                            ============  ============  ============

Nonperforming Assets as a
  Percent of Total Assets           .42%          .43%          .98%
                            ============  ============  ============

In addition to loans classified as nonperforming at December 31, 1996, the Company had reported an additional $14.9 million of loans as of that date where management was closely monitoring the borrower's ability to comply with payment terms. Through March 31, 1997 this amount has been reduced by $884,000 representing pay downs or pay-offs of these loans. Management continues to closely monitor the remaining loans.

Total nonperforming loans decreased by $1.3 million at March 31, 1997 when compared to December 31, 1996 and $10.9 million from March 31, 1996. The $2.5 million of restructured loans at March 31, 1997 and December 31, 1996 represent restructured loans outstanding at Valley on those dates. The ratio of nonperforming loans to total loans outstanding stands at .57% as of March 31, 1997, the lowest ratio in the last five years.

The Company had net loan charge-offs of $1.8 million during the first quarter of 1997. This compares to net charge-offs of $2.9 million during the fourth quarter of 1996 and $286,000 during the same period in 1996. The increase in net loan charge-offs from the first quarter of 1996 is due to charge-offs of loans for which provisions had previously been made.

The Company's total deposits decreased $41.6 million at March 31, 1997 when compared to December 31, 1996. It is normal for the Company to experience a decrease in deposits during the first quarter of each year. Total deposits increased by $593.0 million from the end of the first quarter of 1996 to the end of the first quarter of 1997, with total deposits outstanding at Valley
accounting for $573.3 million of the increase.   Average total deposits for
the first quarter of 1997 are $614.2 million over the same period last year with average total deposits at Valley contributing $580.8 million to this increase. Excluding average deposits outstanding at Valley, average interest-bearing checking accounts decreased by $49.8 million or 26.1% and average savings and money market accounts decreased by $45.5 million or 16.2%,
while average time deposits increased by $135.7 million or 13.2%.   Included
in the time deposit category is the AnydayEveryday account which is priced to yield a return which is above the average money market rate. Over 58% of the increase in the time deposit category results from increases in the AnydayEveryday account.

Short-term borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase, and notes payable, decreased $49.0 million at March 31, 1997 from December 31, 1996. On average, short-term borrowings for the first quarter of 1997 were $153.3 million above the same period in 1996, of which $145.8 was attributable to average short-term borrowings outstanding at Valley for the first quarter of 1997.

Capital Resources

On June 1, 1996 in connection with the acquisition of Valley, the Company issued 739,976 shares of 6% Cumulative Convertible Class B Preferred Stock Series 1 at a stated value of $50 per share and 646,187 shares of common stock at a price of $30.95 per share. The Series 1 preferred stock qualifies as Tier 1 capital for purposes of risk-based capital calculations. However, such shares are not considered common stock equivalents for purposes of the calculation of primary earnings per share.

The Federal Reserve Board standards classify capital into two categories, called Tier I and Tier II. The Company is required to maintain a certain amount of capital in each category based on "risk-adjusted" assets. The capital guidelines require a combined Tier I and Tier II ratio of 8.0% with at least a 4.0% Tier I capital ratio. In addition, the Federal Reserve Board requires a minimum Tier I leverage ratio of 4.0%. Tier I leverage ratio is defined as Tier I capital divided by total assets less goodwill. The Company's risk-based capital ratios continue to exceed minimum regulatory requirements as shown in the following table (dollars in thousands).

                               RISK-BASED CAPITAL
                       MAR 31, 1997   DEC 31, 1996   MAR 31, 1996
                      _____________  _____________  _____________
                               (DOLLARS IN THOUSANDS)
Tier I Capital        $    238,217   $    231,818   $    223,908

Tier II Capital             24,966         24,831         18,256
                      ____________   ____________   ____________
Total Tier I and
  Tier II Capital     $    263,183   $    256,649   $    242,164
                      ============   ============   ============

Risk-weighted Assets  $  1,992,788   $  1,981,147   $  1,460,639
                      ============   ============   ============

Tier I Capital Ratio        11.95%         11.70%         15.33%

Tier II Capital Ratio        1.26%          1.25%          1.25%
                      ____________   ____________   ____________
Total Tier I and
  Tier II Capital
  Ratio                     13.21%         12.95%         16.58%
                      ============   ============   ============
Tier I Leverage Ratio        7.74%          7.32%          9.92%
                      ============   ============   ============

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

Item 6.  Exhibits and Reports on Form 8-K

         a.) Exhibits

             Exhibit 11  - Statement Re Computation of Earnings Per Share.

             Exhibit 27  - Financial Data Schedule.

         b.) Reports on Form 8-K

             No Form 8-K was filed during the first quarter of 1997.

                FORT WAYNE NATIONAL CORPORATION

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FORT WAYNE NATIONAL CORPORATION
                                           REGISTRANT

May 14, 1997                    /s/ M. James Johnston
Date                            M. James Johnston
                                Chairman of the Board


May 14, 1997                    /s/ Karen M. Kasper
Date                            Karen M. Kasper
                                Senior Vice President and Treasurer

               FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                                 EXHIBIT INDEX

Number
Assigned Per
Regulation                                                          Sequential
S-K Item 601        Description                                       Page No.
____________        _____________________________________________      _______
11.                 Statement RE Computation of Earnings Per Share.        16.

27.                 Financial Data Schedule.                               17.




































