Form 10-Q
period 1997-06-30
FORT WAYNE NATIONAL CORP
filed 1997-08-15
CIK 357269

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                           Commission File
June 30, 1997                                   Number 0-10869

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

                         YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

              Class                  Outstanding August 2, 1997
________________________________    ____________________________

Common Shares, Without Par Value               17,649,440

6% Cumulative Convertible Class B
   Preferred Stock, Series 1                      739,976

The exhibit index appears on page 16.

This report, including the cover page contains a total of 47 pages.

                              - 1 -
PAGE

FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES

                              INDEX

PART I    FINANCIAL INFORMATION                               PAGE NO.
Item 1.   Financial Statements
          Consolidated balance sheet -- June 30, 1997,
            December 31, 1996 and June 30, 1996...........          3.

          Consolidated statement of income -- three months
            and six months ended June 30, 1997 and 1996....         4.

          Consolidated statement of cash flows -- six
            months ended June 30, 1997 and 1996. ..........         5.

          Notes to consolidated financial statements --
            June 30, 1997..................................         6.

Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition............    7 - 13.

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings................................        14.
Item 2.   Changes in Securities............................        14.
Item 3.   Defaults on Senior Securities....................        14.
Item 4.   Submission of Matters to a Vote of Security
           Holders.........................................        14.
Item 5.   Other Information................................        14.
Item 6.   Exhibits and Reports on Form 8-K.................        14.

SIGNATURES..................................................       15.


                              - 2 -
PAGE

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
         FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                           (Unaudited)
                                       June 30      Dec 31      June 30
                                         1997        1996        1996
                                      __________  __________  __________
                                                (In thousands)
ASSETS
Cash and due from banks.............. $  166,472  $  191,913  $  186,834
Federal funds sold and securities
  purchased under agreements to
  resell.............................    126,425      56,075      86,775
Interest-bearing deposits with banks.        304         376         537

Investment securities................    941,215     974,608     996,895

Loans................................  1,980,795   1,875,965   1,828,460
  Less:  Unearned income.............     (2,574)     (2,220)     (2,584)
         Allowance for possible
           loan losses...............    (30,188)    (30,307)    (33,155)
                                      __________  __________  __________
                            NET LOANS  1,948,033   1,843,438   1,792,721

Premises and equipment...............     55,302      55,234      54,637
Other assets.........................    102,898      99,653     112,157
                                      __________  __________  __________
                         TOTAL ASSETS $3,340,649  $3,221,297  $3,230,556
                                      ==========  ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing................ $  415,877  $  419,188  $  408,737
  Interest-bearing...................  2,061,447   2,002,773   2,382,954
                                      __________  __________  __________
                       TOTAL DEPOSITS  2,477,324   2,421,891   2,382,954

Federal funds purchased and
  securities sold under agreements
  to repurchase......................    405,194     387,357     428,552
Notes payable - U.S. Treasury and
  other borrowings...................     50,507      37,628      49,256
Dividends payable....................      3,963       3,602       3,339
Accrued liabilities..................     21,928      19,360      22,356
Subordinated and other long-term
  notes..............................     78,463      58,341      61,318
                                      __________  __________  __________
                    TOTAL LIABILITIES  3,037,379   2,928,179   2,947,775

Deferred gain on sale of premises            828         961       1,094

Shareholders' equity:
Preferred stock, without par value:
  Class A Voting - 2000,000 shares
    authorized but unissued
  Class B Nonvoting - 2,000,000 shares
    authorized:
      Series 1 6% convertible issued
        and outstanding: 739,976.....     39,699      36,699       36,699
Common stock, without par value:
  Authorized shares: 50,000,000
  Issued and outstanding shares -
    June 30,1997 - 17,633,558;
    December 31, 1996 - 17,560,251;
    June 30,1996 - 17,879,673 .......     19,593      19,511      19,866
Capital surplus......................     50,284      49,367      50,124
Retained earnings....................    189,494     179,052     173,960
Unrealized gain on securities
  available-for-sale.................      6,072       7,228         738
                                      __________  __________  __________
           TOTAL SHAREHOLDERS' EQUITY    302,442     292,157     281,687
                                      __________  __________  __________
                    TOTAL LIABILITIES
             AND SHAREHOLDERS' EQUITY $3,340,649  $3,221,297  $3,230,556
                                      ==========  ==========  ==========

                              - 3 -
PAGE

        FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited)

                               Three Months       Six Months
                               Ended June 30    Ended June 30
                             ________________  ________________
                               1997    1996      1997    1996
                             _______  _______  _______  _______
                            (In thousands, except per share data)

INTEREST INCOME
Interest and fees on loans:
  Taxable................... $42,869  $31,579  $83,617  $58,869
  Tax-exempt................     223      234      472      444
Interest and dividends on
  investment securities:
    Taxable.................  11,940   10,328   24,204   19,513
    Tax-exempt..............   2,957    2,736    5,840    5,383
Interest on federal funds
  sold and securities
  purchased under agreements
  to resell.................     554      395    1,195      889
Interest on deposits with
  banks.....................       3        4        4        7
                             _______  _______  _______  _______
       TOTAL INTEREST INCOME 58,546   45,276   115,332   85,105

INTEREST EXPENSE
Interest on deposits........  22,577   18,387   44,691   35,260
Interest on federal funds
  purchased and securities
  sold under agreements
  to repurchase.............   4,509    3,418    8,978    5,982
Interest on notes payable -
  U.S. Treasury and other
  borrowings................     546      236    1,045      585
Interest on subordinated and
  other long-term notes.....   1,539      485    2,489      692
                             _______  _______  _______  _______
      TOTAL INTEREST EXPENSE  29,171   22,526   57,203   42,519
                             _______  _______  _______  _______
         NET INTEREST INCOME
        BEFORE PROVISION FOR
        POSSIBLE LOAN LOSSES  29,375   22,750   58,129   42,586
Provision for possible
  loan losses...............   1,170    1,005    2,240    1,885
                             _______  _______  _______  _______
   NET INTEREST INCOME AFTER
      PROVISION FOR POSSIBLE
                 LOAN LOSSES 28,205   21,745   55,889   40,701

NONINTEREST INCOME
Fiduciary fees..............   3,310    2,824    6,986    5,725
Service charges on deposit
  accounts..................   1,946    1,447    3,759    2,714
Other service charges.......   1,338      801    2,427    1,403
Net securities gains........       7        2       44      380
Other income................   1,196      583    2,169    1,201
                             _______  _______  _______  _______
    TOTAL NONINTEREST INCOME   7,797    5,657   15,385   11,423

NONINTEREST EXPENSE
Salaries and wages..........   9,384    7,024   18,611   13,828
Employee benefits...........   2,195    1,830    4,480    3,371
Net Occupancy...............   2,110    1,424    4,080    2,788
Equipment expense...........   1,783    1,261    3,423    2,434
FDIC assessment.............      84       19      150       27
Amortization of goodwill
 and other intangibles......     718      278    1,436      339
Other expense...............   6,158    4,940   11,389    8,766
                             _______  _______  _______  _______
   TOTAL NONINTEREST EXPENSE  22,379   16,776   43,569   31,550
                             _______  _______  _______  _______
  INCOME BEFORE INCOME TAXES  13,623   10,626   27,705   20,574
Applicable income taxes.....   4,586    3,451    9,351    6,508
                             _______  _______  _______  _______
                  NET INCOME $ 9,037  $ 7,175  $18,354  $14,066
                             =======  =======  =======  =======
Primary earnings per share.. $   .48  $   .40  $   .97  $   .80
                             =======  =======  =======  =======
Fully diluted earnings
  per share................. $   .47  $   .40  $   .95  $   .80
                             ======= ========  ======= ========




                              - 4 -
PAGE

        FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited)

                                                            Six Months
                                                           Ended June 30
                                                          1997       1996
                                                        ________   ________
                                                          (In thousands)
OPERATING ACTIVITIES
Net income............................................. $  18,354   $ 14,066
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for possible loan losses.................     2,240      1,885
    Net accretion and amortization of investment
      securities.......................................        64        129
    Net accretion and amortization of loans............       (10)       (12)
    Provision for depreciation and amortization
      of premises and equipment........................     3,079      2,011
    Deferred income taxes..............................      (165)      (366)
    Capitalized originated mortgage servicing rights...       (34)      (116)
    Amortization of capitalized originated mortgage
      servicing rights.................................        16          5
    Amortization of goodwill and other intangibles.....     1,436        336
    Amortization of deferred gain on sale of premises..      (133)      (133)
    Gain on sale of investment securities
      available-for-sale...............................       (62)      (410)
    Loss on sale of investment securities
      available-for-sale...............................        19         30
    Market value adjustment on investment securities
      held for trading purposes........................        --      2,532
    Net loss on sale of investment securities held
      for trading......................................        --        199
    Proceeds from sale of investment securities held
      for trading......................................        --     15,441
    Purchase of investment securities held for trading.        --    (54,080)
    Loans originated for resale........................    (4,655)   (14,520)
    Proceeds from sales of loans.......................    11,075     14,048
    Net loss on sale of loans..........................       129        103
    Net gain on sale of premises and equipment.........       (31)        (2)
    Decrease in other assets...........................    (3,710)    (2,138)
    Increase (decrease) in other liabilities...........     2,568       (118)
                                                         ________   ________
     NET CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES    30,180    (21,110)

INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold and
  securities purchased under agreements to resell......   (70,350)    16,975
Net (increase) decrease in interest-bearing deposits
  with banks...........................................        72        (93)
Proceeds from sales of investment securities
  available-for-sale...................................    15,396        574
Proceeds from maturities of investment securities
  available-for-sale...................................    72,614     74,795
Purchases of investment securities available-for-sale..   (56,582)  (134,374)
Net increase in loans..................................  (113,374)   (20,425)
Proceeds from disposals of premises and equipment......       199         11
Purchase of premises and equipment.....................    (3,315)    (4,846)
Purchase of net assets of Valley Financial
  Services, Inc., net of cash acquired.................        --    (62,637)
                                                         ________   ________
                  NET CASH USED IN INVESTING ACTIVITIES  (155,340)  (130,020)

FINANCING ACTIVITIES
Net increase in deposits...............................    55,433     51,792
Net increase in short-term borrowings..................    30,716     48,156
Issuance of long-term debt.............................    35,358     15,000
Principal payment on long-term debt....................   (15,236)      (515)
Issuance of preferred stock............................        --     36,999
Issuance of common stock...............................        58     20,000
Proceeds from exercise of stock options................       940        413
Repurchase of common stock.............................        --     (5,993)
Cash dividends paid on preferred stock.................    (1,110)        --
Cash dividends paid on common stock....................    (6,440)    (5,490)
                                                         ________   ________
              NET CASH PROVIDED BY FINANCING ACTIVITIES    99,719    160,362
                                                         ________   ________
       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (25,441)     9,232

Cash and cash equivalents at beginning of period.......   191,913    177,602
                                                         ________   ________
             CASH AND CASH EQUIVALENTS AT END OF PERIOD  $166,472   $186,834
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been made. Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.



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


3. Share and Per Share Data

On April 20, 1997, the Company's shareholders approved an increase in the number of authorized shares of stock from 22,000,000 to 54,000,000. The authorized shares are divided into thee classes, one of which is designated Class A Preferred Stock and consists of 2,000,000 shares without par value, one of which is designated Class B Preferred Stock and consists of 2,000,000 shares without par value and one if which is designated Common Stock and consists of 50,000,000 shares without par value.

On May 20, 1997, the Company's Board of Directors approved a three-for-two common stock split. This split was paid July 15, 1997 to common shareholders of record as of June 16, 1997. All share and per share data has been adjusted to retroactively reflect the three-for-two common stock split.




                              - 6 -
PAGE

Item 2.    Management's Discussion and Analysis of Results of Operations
                           and Financial Position

                FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Results of Operations
                           and Financial Position


On June 1, 1996 the Company acquired, through merger of Valley Financial Services, Inc. (VFS) with and into the Company, all of the issued and outstanding stock of VFS's only banking subsidiary, Valley American Bank and Trust Company (Valley). This acquisition has been accounted for as a purchase for accounting purposes, and accordingly, the results of operations of Valley have been included in the consolidated results of operations of the Company from the date of acquisition. Therefore, the consolidated results of operations for the three-month and six-month periods ended June 30, 1997 include the results of operations of Valley for the entire period while the consolidated results of operations for the three-month and six-month periods ended June 30, 1996 include the results of operations of Valley for only one month. Also, the consolidated balance sheet as of June 30, 1997, December 31, 1996 and June 30, 1996 and the consolidated average balances for the three-month and six-month periods ended June 30, 1997 each include the financial position of Valley for the entire period, while the consolidated average balances for the three-months and six-months ended June 30, 1996 include Valley for only one month.

Results of Operations

Net income for the second quarter of 1997 amounted to $9.0 million resulting in
primary earnings per share of $.48.  This represents an increase of nearly
$1.9
million or 26.0% over the net income of $7.2 million and primary earnings per share of $.40 for the second quarter of 1996. For the six months ended June 30,
1997, net income was $18.4 million or $.97 per share compared to $14.1 million or $.80 per share for the same period of 1996, an increase of $4.3 million or 30.5%. The additional earnings attributable to Valley accounted for $1.1 million and $3.1 million of the increases for the three and six months ended June 30, 1997, respectively, over the same periods of 1996.

Net interest income measured on a fully taxable equivalent basis (fte) for the three months ended June 30, 1997 was $31.1 million, an increase of $647,000 or 2.1% over the three months ended March 31, 1997 and $6.7 million or 27.7% over the three months ended June 30, 1996. For the six months ended June 30, 1997, the net interest income (fte) was $61.5 million, an increase of $15.8 million or
34.6% over the same period of 1996. These increases in net interest income were due primarily to an increased yield on loans and lower deposit costs.



                              - 7 -
PAGE

Due to the improved rate environment, the net interest margin (fte) for both the second quarter and the six months ended June 30, 1997 was 4.29%, an increase of 11 basis points over the 4.18% achieved for both the second quarter and the six months ended June 30, 1996.

The Company uses exchange traded financial futures contracts as a part of its overall interest rate risk management. At June 30, 1997, the Company had 740 Eurodollar contracts outstanding to hedge liability accounts as compared to 704 contracts at December 31, 1996 and 608 contracts at June 30, 1996. The net decrease to net interest income from Eurodollar futures contracts was $241,000 and $201,000 for the six months ended June 30, 1997 and 1996, respectively.

As a result of management's quarterly review of the adequacy of the allowance for possible loan losses, the Company provided $1,170,000 for possible loan losses during the second quarter of 1997, a slight increase from the $1,070,000 provided in the first quarter of 1997 and the $1,005,000 provided in the second quarter of 1996. These amounts include provisions at Valley totaling $150,000 for the second and first quarters of 1997 and $50,000 for the second quarter 1996.

The Company's noninterest income for the second quarter of 1997 reflected a
$2.1
million or 37.8% increase from the second quarter of 1996 with Valley accounting for $1.1 million of this increase. Noninterest income for the six months ended
June 30, 1997 increased by nearly $4.0 million or 34.7% from the same period of a year ago with the increase at Valley amounting to $2.5 million. The following discussion of the various components of noninterest income excludes amounts related to Valley.

Fiduciary fees increased by $161,000 or 6.0% and $486,000 or 8.7% for the three
months and six months ended June 30, 1997, respectively, compared to the same periods in 1996 as assets under management continue to increase. Service charges on deposits increased by $118,000 or 9.3% and $148,000 or 5.8% for the three months and six months ended June 30, 1997, respectively, compared to the same periods in 1996 reflecting deposit growth and increased collection of non-sufficient funds and overdraft charges. Other service charges increased by $309,000 or 44.0% and $484,000 or 37.1% for the three months and six months ended June 30, 1997, respectively, compared to the same periods in 1996 with substantially all of the increase due to increased credit life insurance income and increased premium income from the Company's wholly-owned life insurance subsidiary. Other income increased by $496,000 or 91.2% and $713,000 or 61.4% for the three months and six months ended June 30, 1997, respectively, compared to the same periods in 1996 due to increased electronic banking fee income. However, these increases were partially offset by increased electronic banking expenses of $243,000 and $262,000, from the second quarter of respectively.

The Company's noninterest expense for the second quarter of 1997 reflected a $5.6 million or 33.4% increase from the second quarter of 1996 with Valley accounting for $4.3 million of this increase. Noninterest income for the six months ended June 30, 1997 increased by $12.0 million or 38.1% from the same


                              - 8 -
PAGE
period of a year ago with the increase at Valley amounting to $10.2 million. Exclusive of Valley, noninterest expense increased by 8.8% and 4.4% for the quarter-to-date and year-to-date ended June 30, 1997 compared to the same periods of a year ago.

Salaries and wages for the second quarter of 1997 were $2.4 million above the second quarter of 1996 with $1.8 million attributable to Valley. For the year-to-date period ended June 30, 1997, salaries and wages were $4.8 million above the same period in 1996 with $4.3 million attributable to Valley. Therefore, excluding Valley, salaries and wages increased by $514,000 or 8.0% for the second quarter of 1997 from the second quarter of 1996 and by $515,000 or 3.9% for the first six months of 1997 from the first six months of 1996 . Employee benefits expense for the three months ended June 30, 1997 increased by $365,000 or 19.9% over the three months ended June 30, 1996. However, with employee benefits at Valley increasing by $441,000 between these periods, employee benefits exclusive of Valley reflected a $76,000 decrease. The Company received updated actuarial estimates on one of the Company's benefit plans during the second quarter of 1997 and, as a result, reduced the accruals and related expense for this plan. For the six months ended June 30, 1997 this expense category was $1.1 million or 32.9% above the same period of 1996. Excluding the $1.0 million increase for Valley, employee benefits expense increased just $72,000 for the year-to-date period ended June 30, 1997 from the same period in 1996.

Net occupancy expense increased by $140,000 for the second quarter of 1997 from
the first quarter of 1997 and, excluding Valley's net occupancy expense of $568,000 and $191,000 for the second quarters of 1997 and 1996, respectively, increased by $309,000 or 25% for the second quarter of 1997 over the same
quarter of 1996.   The second quarter to second quarter variance reflects
increases in rental expense at the Company's main office headquarters. For the six months ended June 30, 1997, net occupancy expense, excluding the $941,000 net increase attributable to Valley, increased by $351,000 or 13.5% from the same period of 1996.

Equipment expenses continue to grow due to increased equipment depreciation. The Company has spent approximately $3.3 million for the purchase of premises and equipment during the first six months of 1997 after spending $8.2 million during calendar 1996. Substantially all of these expenditures relate to the purchase of hardware and software for the Company's wide area computer network and the new loan/teller/platform system.

Amortization of goodwill and other intangibles remained constant at $718,000 for each of the first two quarters of 1997 as compared to $278,000 and $58,000 for the second and first quarters of 1996, respectively. The increases from 1996 are the result of the amortization of goodwill and other intangibles recorded in connection with the acquisition of Valley.

FDIC insurance expense for the second quarter of 1997 increased by $18,000 from the first quarter of 1997 and $65,000 from the second quarter of 1996. Through
June 30, 1997, FDIC insurance expense is $123,000 over the same year-to-date period in 1996. These increases are the result of the recent increase in the insurance premium rate and deposit growth.


                              - 9 -
PAGE

Other expense of $5.3 million for the three months ended March 31, 1997 represents a $1.5 million increase over the $3.8 million for the same period of
1996. However, Valley contributed $1.3 million to the 1997 total and therefore, excluding Valley, this category increased by 3.4%.

The effective tax rate for the second quarter of 1997 of 33.7% was comparable to the first quarter of 1997 and up from 32.5% for the second quarter of 1996. The increase in the effective rate in 1997 is attributable to the increase in the amortization of goodwill and other intangibles which is not deductible for tax purposes.

Financial Condition

Total assets of the Company increased by $119 million at June 30, 1997 from December 31, 1996 and by $110 million from June 30, 1996. Average daily assets for the second quarter of 1997 of $3.181 billion were 24.9% above the $2.548 billion for the second quarter of 1996. For the first six months of 1997, average daily assets were $3.147 billion compared to $2.392 billion for the same period in 1996. Total average assets of Valley included in these figures were $878 million for the first six months of 1997 and $144 million for the first six months of 1996.

The Company continues to experience loan growth. Loans, net of unearned discount as of June 30, 1997 were $104.5 million above the amount outstanding on December 31, 1996, including an increase of $61.6 million in commercial and industrial loans and $24.3 million in residential mortgage loans. The overall loan growth was achieved despite the sale of the Company's mobile home loan portfolio which totaled $6.9 million and the sale of $11.1 million in fixed rate mortgage loans. Loans, net of unearned discount as of June 30, 1997 were $152.3 million above June 30, 1996 with commercial and industrial loans increasing by $56.1 million or 9.4%, residential mortgage loans increasing by $48.0 million or 10.3%, commercial mortgage loans increasing by $12.1 million or 3.3%, and construction and land development loans increasing by $3.7 million or 8.8%.

Average loans outstanding for the second quarter of 1997 were $1.926 billion, an increase of $56.0 million from the fourth quarter of 1996 and $476.1 million over the second quarter of 1996. Average loans outstanding at Valley amounted to $553.1 million and $175.5 million for the second quarters of 1997 and 1996, respectively and thus accounted for $377.6 of the increase in average loans outstanding for the second quarter of 1997 over the second of 1996. For the six months ended June 30, 1997, loans outstanding averaged $1.899 billion compared to $1.351 billion for the same period of 1996 with the inclusion of Valley accounting for $458.8 million or 96.4% of this increase.

The Company's investment portfolio at both June 30, 1997 and December 31, 1996 was comprised entirely of investment securities available-for-sale while at June
30, 1996 the portfolio included $57.2 million of investment securities held for trading purposes with the remainder of the portfolio available-for-sale. The net unrealized gain, net of taxes, on securities available-for-sale was $6.1 million at June 30, 1997, $7.2 million at December 31, 1996 and $.7 million at June 30, 1996.


                              - 10 -
PAGE

Available-for-sale securities, excluding the market valuation adjustment, decreased $35.7 million from December 31, 1996 as the result of the increased loan demand noted above. On average for first six months of 1997, investments available-for-sale were $183.1 million above the same period last year. Average investments available-for-sale increased by $151.8 million due to the inclusion of Valley and therefore, without Valley's averages, would have reflected an increase of $31.3 million.

Federal funds sold increased by $70.3 million as of June 30, 1997 compared to year-end 1996 and $39.7 million at June 30, 1996. Average federal funds sold decreased $7.7 million for the six months ended June 30, 1997 from the same period in 1996.

The allowance for possible loan losses, which is established through a provision for possible loan losses charged against income, is maintained at a level believed adequate by management to absorb estimated probable loan losses. The allowance for possible loan losses amounted to $30.2 million at June 30, 1997, $30.3 million at December 31, 1996 and $33.2 million at June 30, 1996.
These
balances resulted in a ratio of the allowance to total loans outstanding of 1.53% at June 30, 1997, 1.62% at December 31, 1996 and 1.82% at June 30, 1996.

The Company's nonaccrual loans, accruing loans past due 90 days or more, restructured loans and other real estate are summarized as follows (dollars in thousands).



                                NONPERFORMING ASSET TABLE
                           JUNE 30, 1997 DEC 31, 1996 JUNE 30, 1996
                           _____________ ____________ _____________
                                    (DOLLARS IN THOUSANDS)

Nonaccrual Loans           $     11,319  $      7,717  $     19,442
90 Days Past Due                  1,514         1,804         1,837
Restructured                      1,732         2,534         1,617
                           ____________  ____________  ____________
Total Nonperforming Loans  $     14,565  $     12,055  $     22,896
Other Real Estate                 2,021         1,736         1,749
                           ____________  ____________  ____________
Total Nonperforming Assets $     16,586  $     13,791  $     24,645
                           ============  ============  ============
Nonperforming Loans as a
  Percent of Total Loans
  Outstanding                      .74%          .64%         1.25%
                           ============  ============  ============

Nonperforming Assets as a
  Percent of Total Assets          .50%          .43%          .76%
                           ============  ============  ============



                              - 11 -
PAGE

In addition to loans classified as nonperforming at December 31, 1996, the Company had reported an additional $14.9 million of loans as of that date where management was closely monitoring the borrower's ability to comply with payment terms. Through June 30, 1997 this amount has been reduced by $1,030,000 representing pay downs or pay-offs of these loans. Management continues to closely monitor the remaining loans.

Total nonperforming loans increased by $2.5 million at June 30, 1997 when compared to December 31, 1996 due primarily to an increase in nonaccrual loans.
However, total nonperforming loans have decreased by $8.3 million from June
30,
1996.  The ratio of nonperforming loans to total loans outstanding stands at
 .74% at June 30, 1997 compared to .64% at December 31, 1996 and 1.25% at June 30, 1996.

Net charge-offs for the first six months of 1997 were $2.4 million. This compares to net charge-offs of $5.5 million for all of 1996 and $557,000 for the first six months of 1996.

The Company's total deposits increased $55.4 million at June 30, 1997 when compared to December 31, 1996 and $94.4 million when compared to June 30, 1996.
Average total deposits for the first six months of 1997 are $526.8 million over the same period last year. Valley contributed $489.6 million to this increase. Excluding average deposits outstanding at Valley, average interest-bearing checking accounts decreased by $40.2 million or 21.3% and average savings and money market accounts decreased by $45.6 million or 16.5%, while average time deposits increased by $125.5 million or 12.0%. Over 84% of the increase in the time deposit category is from increases in the Company's very popular AnydayEveryday product. An additional $28.7 million of the increase is the result of a program which sweeps balances from interest-bearing transactional accounts to non-transactional accounts. This new sweep product is also the reason for the decrease in average interest-bearing checking accounts.

Short-term borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase, and notes payable, increased $30.7 million at June 30, 1997 from December 31, 1996 yet were $22.1 million below the amount outstanding at June 30, 1997. On average, short-term borrowings for the first six months of 1997 were $121.7 million above the same period in 1996, of which $111.9 was attributable to the increase in average short-term borrowings at Valley.

Subordinated and other long-term notes increased by $20.1 million from December
31, 1996 to June 30, 1997. This increase is the net of $35.4 million of additional borrowings and $15.2 million in normal scheduled principal reductions. The additional borrowings are comprised of $4.0 million in borrowings from the Federal Home Loan Bank to fund loan growth, $1.4 million of non-recourse debt issued in support of direct financing leases and $30.0 million in 9.85% capital securities as described below.

Capital Resources

Quantitative measures to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum ratios of 4% for Tier I risk-based capital,
8% for total risk-based capital and 4% for Tier I leverage. To be considered well capitalized under the regulatory framework for prompt corrective action the ratios are 6%, 10% and 5%, respectively. Management believes, as of June 30, 1997, that the Company meets all capital adequacy requirements to which it is subject. In addition, each subsidiary bank had regulatory capital ratios in excess of the levels established for well capitalized institutions.



                              - 12 -
PAGE

On April 17, 1997, the Company completed a private placement of $30 million of 9.85% capital securities due April 15, 2027. The securities were issued by the
Company's recently formed subsidiary, Fort Wayne Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. Proceeds of the issue were invested by Fort Wayne Capital Trust I in Junior Subordinated Debentures issued by the Company. The issuance of these securities, which qualify as Tier 1 capital for purposes of risk-based capital calculations, accounts for the increase in the risk-based capital ratios at June 30, 1997 as compared to prior periods.

The following is a summary of the Company's capital ratios (dollars in thousands).

                                      RISK-BASED CAPITAL
                         JUNE 30, 1997   DEC 31, 1996    JUNE 30, 1996
                         _____________   ____________  _____________
                                    (DOLLARS IN THOUSANDS)
Tier I Capital           $    274,484    $    231,818     $   226,409

Tier II Capital                26,362          24,831          24,314
                         ____________    ____________    ____________
Total Tier I and
  Tier II Capital        $    300,846    $    256,649    $    250,723
                         ============    ============    ============

Risk-weighted Assets     $  2,105,138    $  1,981,147    $  1,936,474
                         ============    ============    ============

Tier I Capital Ratio           13.04%          11.70%          11.69%

Tier II Capital Ratio           1.25%           1.25%           1.26%
                         ____________    ____________    ____________
Total Tier I and
  Tier II Capital Ratio        14.29%          12.95%          12.95%
                         ============    ============    ============
Tier I Leverage Ratio           8.35%           7.32%           7.13%
                         ============    ============    ============


                              - 13 -
PAGE

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         An annual meeting of the shareholders of the Company was held on April 22, 1997. At the meeting, in addition to the election of directors and the ratification of the appointment of the Company's external auditors, two matters were voted upon by shareholders. The first matter was the proposal to amend the Company's Articles of Incorporation to increase the total number of authorized shares of stock from 22,000,000 to 54,000,000 shares. The number of affirmative
         votes cast with respect to this proposal was 7,498,876. The number of negative votes cast with respect to this proposal was 1,615,449.
         The second matter was a proposal to approve an amendment to the Company's 1994 Stock Incentive Plan to increase the number of shares of Common Stock of the Company available to the Plan to 1,350,000.
The
         number of affirmative votes cast with respect to this proposal was 7,111,977. The number of negative votes cast with respect to this proposal was 881,608.

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

         b.) Reports on Form 8-K

             The Company filed a Current Report on Form 8-K on April 30, 1997 to announce the completion on April 17, 1997, of a $30 million private placement of 9.85% capital securities due April 15, 2027.



                              - 14 -
PAGE

                FORT WAYNE NATIONAL CORPORATION

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FORT WAYNE NATIONAL CORPORATION
                                           REGISTRANT

August 14, 1997                 /s/ M. James Johnston
Date                            M. James Johnston
                                Chairman of the Board and
                                Chief Executive Officer


August 14, 1997                 /s/ Karen M. Kasper
Date                            Karen M. Kasper
                                Senior Vice President,
                                Chief Financial Officer and Treasurer














                              - 15 -
PAGE

               FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                           EXHIBIT INDEX

Number
Assigned Per
Regulation                                                          Sequential
S-K Item 601        Description                                       Page No.
____________        _____________________________________________      _______
3a.                 Amended and Restated Articles of Incorporation
                    of Fort Wayne National Corporation.                    17.

11.                 Statement RE Computation of Earnings Per Share.        46.

27.                 Financial Data Schedule.                               47.








                              - 16 -
