Form 10-Q
period 1997-09-30
FORT WAYNE NATIONAL CORP
filed 1997-11-14
CIK 357269

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                           Commission File
September 30, 1997                                   Number 0-10869

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

                         YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

              Class                  Outstanding November 4, 1997
________________________________    ____________________________

Common Shares, Without Par Value               17,080,116

6% Cumulative Convertible Class B
   Preferred Stock, Series 1                      739,976

The exhibit index appears on page 17.

This report, including the cover page contains a total of 18 pages.

                              - 1 -
PAGE

FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES

                              INDEX

PART I    FINANCIAL INFORMATION                               PAGE NO.
Item 1.   Financial Statements
          Consolidated balance sheet -- September 30, 1997,
            December 31, 1996 and September 30, 1996.......         3.

          Consolidated statement of income -- three months
            and nine months ended September 30, 1997 and 1996       4.

          Consolidated statement of cash flows -- nine
            months ended September 30, 1997 and 1996. .....         5.

          Notes to consolidated financial statements --
            September 30, 1997.............................         6.

Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition............    7 - 14.

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings................................        15.
Item 2.   Changes in Securities............................        15.
Item 3.   Defaults on Senior Securities....................        15.
Item 4.   Submission of Matters to a Vote of Security
           Holders.........................................        15.
Item 5.   Other Information................................        15.
Item 6.   Exhibits and Reports on Form 8-K.................        15.

SIGNATURES..................................................       16.


                              - 2 -
PAGE

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
         FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                           (Unaudited)
                                        Sept 30     Dec 31      Sept 30
                                         1997        1996        1996
                                      __________  __________  __________
                                                (In thousands)
ASSETS
Cash and due from banks.............. $  189,449  $  191,913  $  182,083
Federal funds sold and securities
  purchased under agreements to
  resell.............................     24,450      56,075      23,500
Interest-bearing deposits with banks.      3,046         376         426

Investment securities................    929,213     974,608     989,041

Loans................................  2,022,480   1,875,965   1,832,691
  Less:  Unearned income.............     (4,020)     (2,220)     (2,442)
         Allowance for possible
           loan losses...............    (30,682)    (30,307)    (32,105)
                                      __________  __________  __________
                            NET LOANS  1,987,778   1,843,438   1,798,144

Premises and equipment...............     56,433      55,234      55,330
Other assets.........................    102,233      99,653     106,093
                                      __________  __________  __________
                         TOTAL ASSETS $3,292,602  $3,221,297  $3,154,617
                                      ==========  ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing................ $  382,808  $  419,118  $  375,745
  Interest-bearing...................  2,071,199   2,002,773   1,975,112
                                      __________  __________  __________
                       TOTAL DEPOSITS  2,454,007   2,421,891   2,350,857

Federal funds purchased and
  securities sold under agreements
  to repurchase......................    367,870     387,357     386,474
Notes payable - U.S. Treasury and
  other borrowings...................     46,324      37,628      82,150
Dividends payable....................      4,086       3,602       3,419
Accrued liabilities..................     24,954      19,360      22,000
Subordinated and other long-term
  notes..............................    104,996      58,341      25,114
                                      __________  __________  __________
                    TOTAL LIABILITIES  3,002,237   2,928,179   2,870,014

Deferred gain on sale of premises            762         961       1,028

Shareholders' equity:
Preferred stock, without par value:
  Class A Voting - 2,000,000 shares
    authorized but unissued
  Class B Nonvoting - 2,000,000 shares
    authorized:
  Series 1 6% convertible issued and
     outstanding shares: 739,976.....     36,999      36,999      36,999
Common stock, without par value:
  Authorized shares: 50,000,000
  Issued and outstanding shares -
    September 30,1997 - 17,058,556;
    December 31, 1996 - 17,560,251;
    September 30,1996 - 17,627,939 ..     18,954      19,511      19,587
Capital surplus......................     46,547      49,367      49,467
Retained earnings....................    178,282     179,052     174,557
Unrealized gain on securities
  available-for-sale.................      8,821       7,228       2,965
                                      __________  __________  __________
           TOTAL SHAREHOLDERS' EQUITY    289,603     292,157     283,575
                                      __________  __________  __________
                    TOTAL LIABILITIES
             AND SHAREHOLDERS' EQUITY $3,292,602  $3,221,297  $3,154,617
                                      ==========  ==========  ==========

                              - 3 -
PAGE

        FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited)

                                Three Months     Nine Months
                               Ended Sept 30    Ended Sept 30
                             ________________  ________________
                               1997    1996      1997    1996
                             _______  _______  _______  _______
                            (In thousands, except per share data)

INTEREST INCOME
Interest and fees on loans:
  Taxable................... $44,747  $40,213 $128,364  $99,082
  Tax-exempt................     206      280      678      724
Interest and dividends on
  investment securities:
    Taxable.................  11,729   12,759   35,933   32,272
    Tax-exempt..............   2,879    2,984    8,719    8,367
Interest on federal funds
  sold and securities
  purchased under agreements
  to resell.................     194      382    1,389    1,271
Interest on deposits with
  banks.....................      15        5       19       12
                             _______  _______  _______  _______
       TOTAL INTEREST INCOME  59,770   56,623  175,102  141,728

INTEREST EXPENSE
Interest on deposits........  23,238   22,445   67,929   57,705
Interest on federal funds
  purchased and securities
  sold under agreements
  to repurchase.............   4,535    4,861   13,513   10,843
Interest on notes payable -
  U.S. Treasury and other
  borrowings................     303      335    1,348      920
Interest on subordinated and
  other long-term notes.....   1,870    1,043    4,359    1,735
                             _______  _______  _______  _______
      TOTAL INTEREST EXPENSE  29,946   28,684   87,149   71,203
                             _______  _______  _______  _______
         NET INTEREST INCOME
        BEFORE PROVISION FOR
        POSSIBLE LOAN LOSSES  29,824   27,939   87,953   70,525
Provision for possible
  loan losses...............   1,170      940    3,410    2,825
                             _______  _______  _______  _______
   NET INTEREST INCOME AFTER
      PROVISION FOR POSSIBLE
                 LOAN LOSSES  28,654   26,999   84,543   67,700

NONINTEREST INCOME
Fiduciary fees..............   3,704    3,443   10,690    9,168
Service charges on deposit
  accounts..................   1,901    1,910    5,660    4,624
Other service charges.......   1,290      838    3,717    2,241
Net securities gains........      54        9       98      389
Other income................   1,110      830    3,279    2,031
                             _______  _______  _______  _______
    TOTAL NONINTEREST INCOME   8,059    7,030   23,444   18,453

NONINTEREST EXPENSE
Salaries and wages..........   9,840    8,833   28,451   22,661
Employee benefits...........   2,279    2,084    6,759    5,455
Net Occupancy...............   1,970    1,993    6,050    4,781
Equipment expense...........   1,737    1,442    5,160    3,876
FDIC assessment.............      78      (61)     228      (34)
Amortization of goodwill
 and other intangibles......     723      718    2,159    1,054
Other expense...............   6,760    5,822   18,149   14,588
                             _______  _______  _______  _______
   TOTAL NONINTEREST EXPENSE  23,387   20,831   66,956   52,381
                             _______  _______  _______  _______
  INCOME BEFORE INCOME TAXES  13,326   13,198   41,031   33,772
Applicable income taxes.....   4,395    4,280   13,746   10,788
                             _______  _______  _______  _______
                  NET INCOME $ 8,931  $ 8,918  $27,285  $22,984
                             =======  =======  =======  =======
Primary earnings per share.. $   .47  $   .47  $ 1.44  $  1.27
                             =======  =======  =======  =======
Fully diluted earnings
  per share................. $   .46  $   .46  $ 1.40  $  1.26
                             ======= ========  ======= ========




                              - 4 -
PAGE

        FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited)

                                                            Nine Months
                                                           Ended Sept 30
                                                          1997       1996
                                                        ________   ________
                                                          (In thousands)
OPERATING ACTIVITIES
Net income............................................. $  27,285   $ 22,984
Adjustments to reconcile net income to net cash
  provided by (used in)operating activities:
    Provision for possible loan losses.................     3,410      2,825
    Net accretion and amortization of investment
      securities.......................................        60        203
    Net accretion and amortization of loans............       (15)       (18)
    Provision for depreciation and amortization
      of premises and equipment........................     4,654      3,372
    Deferred income taxes..............................        56        375
    Capitalized originated mortgage servicing rights...       (66)      (160)
    Amortization of capitalized originated mortgage
      servicing rights.................................        26         10
    Amortization of goodwill and other intangibles.....     2,158      1,054
    Amortization of deferred gain on sale of premises..      (199)      (199)
    Gain on sale of investment securities
      available-for-sale...............................      (106)      (419)
    Loss on sale of investment securities
      available-for-sale...............................         9         30
    Market value adjustment on investment securities
      held for trading purposes........................        --      1,321
    Net loss on sale of investment securities held
      for trading......................................        --      1,451
    Proceeds from sale of investment securities held
      for trading......................................        --     39,546
    Purchase of investment securities held for trading.        --    (79,079)
    Loans originated for resale........................   (10,454)   (25,966)
    Proceeds from sales of loans.......................    14,860     24,696
    Net loss on sale of loans..........................       115         88
    Net gain on sale of premises and equipment.........       (29)        (4)
    (Increase) decrease in other assets................    (5,839)       989
    Increase (decrease) in other liabilities...........     5,594       (474)
                                                         ________   ________
     NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES    41,519     (7,375)

INVESTING ACTIVITIES
Net decrease in federal funds sold and
  securities purchased under agreements to resell......    31,625     80,250
Net (increase) decrease in interest-bearing deposits
  with banks...........................................    (2,670)        18
Proceeds from sales of investment securities
  available-for-sale...................................    16,396      3,574
Proceeds from maturities of investment securities
  available-for-sale...................................   105,033    127,882
Purchases of investment securities available-for-sale..   (73,319)  (178,075)
Net increase in loans..................................  (152,256)   (25,969)
Proceeds from disposals of premises and equipment......       199         13
Purchase of premises and equipment.....................    (6,023)    (6,900)
Purchase of net assets of Valley Financial
  Services, Inc., net of cash acquired.................        --    (62,637)
                                                         ________   ________
                  NET CASH USED IN INVESTING ACTIVITIES   (81,015)   (61,844)

FINANCING ACTIVITIES
Net increase in deposits...............................    32,116     19,695
Net increase (decrease)in short-term borrowings........   (10,791)     4,816
Issuance of long-term debt.............................    65,358     15,000
Principal payment on long-term debt....................   (18,703)    (2,563)
Issuance of preferred stock............................        --     36,999
Issuance of common stock...............................        77     20,000
Proceeds from exercise of stock options................     1,414      1,030
Repurchase of common stock.............................   (20,924)    (8,831)
Cash dividends paid on preferred stock.................    (1,665)      (185)
Cash dividends paid on common stock....................    (9,850)   (12,261)
                                                         ________   ________
              NET CASH PROVIDED BY FINANCING ACTIVITIES    37,032     73,700
                                                         ________   ________
       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (2,464)     4,481

Cash and cash equivalents at beginning of period.......   191,913    177,602
                                                         ________   ________
             CASH AND CASH EQUIVALENTS AT END OF PERIOD  $189,449   $182,083
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been made. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.



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


3. Share and Per Share Data

On April 20, 1997, the Company's shareholders approved an increase in the number of authorized shares of stock from 22,000,000 to 54,000,000. The authorized shares are divided into three classes, one of which is designated Class A Preferred Stock and consists of 2,000,000 shares without par value, one of which is designated Class B Preferred Stock and consists of 2,000,000 shares without par value and one of which is designated Common Stock and consists of 50,000,000 shares without par value.

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




                              - 6 -
PAGE

Item 2.    Management's Discussion and Analysis of Results of Operations
                           and Financial Position

                FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Results of Operations
                           and Financial Position


On June 1, 1996 the Company acquired Valley Financial Services, Inc. (VFS) and it's only banking subsidiary, Valley American Bank and Trust Company (Valley). This acquisition has been accounted for as a purchase for accounting purposes. Therefore, the consolidated results of operations for the three-month periods ended September 30, 1997 and 1996 and the nine-month period ended September 30, 1997 include the results of operations of Valley for the entire period while the consolidated results of operations for the nine months ended September 30, 1996 include the results of operations of Valley for only four months. Also, the consolidated balance sheets as of September 30, 1997, December 31, 1996 and September 30, 1996 each include the financial position of Valley, as do the consolidated average balances for the three-month periods ended September 30, 1997 and 1996 and the nine-month period ended September 30, 1997. The consolidated average balances for the nine months ended September 30, 1996 include Valley for only four months.


Results of Operations

Net income for the third quarter of 1997 amounted to $8.9 million or $.47 per common share, consistent with the same quarter of 1996. For the nine months ended September 30, 1997, net income was $27.3 million or $1.44 per common share compared to $23.0 million or $1.27 per common share for the nine months anded September 30, 1996, an increase of $4.3 million or 18.7%. The additional earnings attributable to Valley accounted for $3.2 million of the increase for the nine months ended September 30, 1997 over the same period of 1996.

Net interest income measured on a fully taxable equivalent basis (fte) for the three months ended September 30, 1997 was $31.5 million, an increase of $398,000 or 1.3% over the three months ended June 30, 1997 and $1.8 million or 6.0% over the three months ended September 30, 1996. For the nine months ended September 30, 1997, the net interest income (fte) was $93.0 million, an increase of $17.6 million or 23.3% over the same period of 1996, with Valley contributing $14.0 million to this increase.

Due to improving yields on loans, the net interest margin (fte) for both the third quarter and nine months ended September 30, 1997 was 4.30%, an increase of 11 basis points over the 4.19% achieved for both the third quarter and nine months ended September 30, 1996.

The Company uses exchange traded financial futures contracts as a part of its overall interest rate risk management. At September 30, 1997, the Company had 685 Eurodollar contracts outstanding to hedge liability accounts as compared to 704 contracts at December 31, 1996 and 682 contracts at September 30, 1996. The net decrease to net interest income from Eurodollar futures contracts was $408,000 and $345,000 for the nine months ended September 30, 1997 and 1996, respectively.

As a result of management's quarterly review of the adequacy of the allowance for possible loan losses, the Company provided $1,170,000 for possible loan losses during the third quarter of 1997 as compared to the $940,000 provided during the same period of the prior year. For the nine months ended September 30, 1997, the Company provided $3,410,000 for possible loan losses. This represents an increase of $585,000 over the amount provided in the same period of 1996, with $250,000 of the increase attributable to Valley
The Company's noninterest income for the third quarter of 1997 reflected a $1.0 million or 14.6% increase from the third quarter of 1996. For the nine months ended September 30, 1997 noninterest income of $23.4 million was $5.0 million above the prior year's results, with the increase at Valley amounting to $2.6 million.

Fiduciary fees increased by $261,000 or 7.6% and $1,522,000 or 16.6% for the three months and nine months ended September 30, 1997, respectively, compared to the same periods in 1996 as assets under management continue to increase. Without Valley, fiduciary fees would have reflected a $672,000 or 7.6% increase for the nine months ended September 30, 1997 over the same period of 1996. Service charges on deposits decreased just slightly for the three months ended September 30, 1997 from the same period of a year ago while increasing $1,036,000 for the nine months ended September 30, 1997 compared to the same period in 1996. Excluding Valley, service charges on deposits reflected a $112,000 or 2.9% increase . Other service charges increased by $452,000 or 53.9% and $1,476,000 or 65.9% for the three months and nine months ended September 30, 1997, respectively, compared to the same periods in 1996 as the result of increased credit life insurance income, loan servicing fees, credit card fees, and lease accounting fees. Other income increased by $280,000 or 33.7% and $1,248,000 or 61.4% for the three months and nine months ended September 30, 1997, respectively, compared to the same periods in 1996 due to increased electronic banking fee income. However, these increases were partially offset by increased electronic banking expenses of $186,000 and $522,000 for the same periods as reflected in other expense.

Also included in noninterest income is $98,000 of net securities gains during the nine months ended September 30, 1997 as compared to $389,000 for the nine months ended September 30, 1996.

Noninterest expense increased $2,556,000 during the third quarter of 1997 over the third quarter of 1996 and $14,575,000 for the nine months ended September 30, 1997 over the same period of 1996. Without the results of Valley, noninterest expense increased by $1,192,0000 or 9.22% for the nine months ended September 30, 1997 over the same period in 1996.

Salaries and wages increased by $1,007,000 or 11.4% for the third quarter of 1997 over the third quarter of 1996. For the first nine months of 1997, salaries and wages rose $5,790,000 compared to the same period in 1996. Approximately 74% of the increase is attributable to Valley. Excluding Valley, salaries and wages increased by 7.4% for the nine months ended September 30, 1997 over the same period of 1996. However, certain employee bonus accruals had been reduced during the nine months ended September 30, 1996 and therefore this increase is not indicative of the true increases in compensation levels. Employee benefit expense increased by $195,000 or 9.4% for the third quarter of 1997 over the third quarter of 1996 and by $1,304,000 or 23.9% for the nine months ended September 30, 1997 over the nine months ended September 30, 1996. The employee benefit expense increases reflect the increases in salaries and wages as noted above.

Net occupancy expense decreased by $23,000 or 1.2% for the third quarter of 1997 from the third quarter of 1996 due to lower maintenance and repair expenses while all other occupancy expenses were flat. For the nine months ended September 30, 1997, net occupancy expense was $1,269,000 or 26.5% above the same period in 1996, including $935,000 of additional expense as a result of including Valley for the entire period in 1997 and for only four months in the prior year.

For the three months ended September 30, 1997, equipment expense increased $295,000 or 20.5%. For the nine months ended September 30, 1997, equipment expense increased by $1,284,000 with expenses at Valley accounting for $567,000 of the increase. These increases are reflective of depreciation on the recent expenditures for hardware and software for the Company's wide area computer network and the new loan/teller/platform system.

Amortization of goodwill and other intangibles increased just slightly for the third quarter of 1997 over the third quarter of 1996 while increasing by $1,105,000 for the nine months ended September 30, 1997 over the same period of a year ago. The increase in the year-to-date amount is attributable to a full nine months of amortization of the goodwill and other intangibles recorded in connection with the Valley acquisition in 1997 and only four months of amortization in 1996.

FDIC insurance expense increased by $139,000 and $262,000 for the third quarter and nine months ended September 30, 1997, respectively over the same periods of 1996. These increases are the result of the recent increase in the insurance premium rate and deposit growth.

Other noninterest expense increased by $2,556,000 or 12.3% for the three months ended September 30, 1997 over 1996. For the nine months ended September 30, 1997, other expense increased by $3,561,000 or 24.4% with Valley accounting for 66.5% of this increase. The remaining year-to-date increase and the increase from the third quarter of 1997 over the third quarter of 1996 is the result of increased expenses as the Company standardized deposit products this summer and reviews operating procedures for best practices.

Applicable income taxes for the nine months ended September 30, 1997 amounted to 33.5% of pre-tax net income as compared to 31.9% for the same period of 1996. The increase in the effective rate in 1997 is attributable to the increase in the amortization of goodwill and other intangibles which is not deductible for tax purposes.

Financial Condition

Total assets of the Company increased by $71 million at September 30, 1997 from December 31, 1996 and by $138 million from September 30, 1996. Average daily assets for the third quarter of 1997 of $3.204 billion were 2.8% above the $3.115 billion for the third quarter of 1996. For the first nine months of 1997, average daily assets were $3.166 billion compared to $2.635 billion for the same period in 1996. Total average assets of Valley included in these figures were $874 million for the first nine months of 1997 and $381 million for the first nine months of 1996.

The Company continues to experience loan growth. Loans, net of unearned income, as of September 30, 1997 were $1.988 billion or $145 million over the amount outstanding at December 31,1996 and $188 million over the amount outstanding at September 30,1996. While each of the loan categories show growth, the commercial and industrial, residential mortgage, and commercial real estate categories account for the majority of the growth.

The Company's investment portfolio at both September 30, 1997 and December 31, 1996 was comprised entirely of investment securities available-for-sale while at September 30, 1996 the portfolio included $58 million of investment securities held for trading purposes with the remainder of the portfolio available-for-sale. The net unrealized gain, net of taxes, on securities available-for-sale was $8.8 million at September 30, 1997, $7.2 million at December 31, 1996 and $3.0 million at September 30, 1996.

Available-for-sale securities, excluding the market valuation adjustment, decreased $48 million from December 31, 1996 as the result of increased loan demand. On average for first nine months of 1997, securities available-for-sale were $118 million above the same period last year. Average securities available-for-sale increased by $92 million due to the inclusion of Valley and therefore, without Valley's averages, would have reflected an increase of $26 million.

Federal funds sold and securities purchased under agreements to resell decreased $32 million as of September 30, 1997 compared to year-end 1996 and were consistent with the amount outstanding at September 30, 1996. Average federal funds sold and securities purchased under agreements to resell for the third quarter were $9 million below the third quarter of 1996. For the nine-month period ended September 30, 1997, average federal funds sold and securities purchased under agreements to resell were $8 million below the same period in 1996.

The allowance for possible loan losses, which is established through a provision for possible loan losses charged against income, is maintained at a level believed adequate by management to absorb estimated probable loan losses. The allowance for possible loan losses amounted to $30.7 million at September 30, 1997, an increase of $375,000 over the $30.3 million balance at December 31, 1996 and $1.4 million below the $32.1 million at September 30, 1996. The ratio of the allowance to total loans outstanding at September 30, 1997 was 1.52%, as compared to 1.62% at December 31, 1996 and 1.75% at September 30, 1996.

The Company's nonaccrual loans, accruing loans past due 90 days or more, restructured loans and other real estate are summarized as follows (dollars in thousands).



                                NONPERFORMING ASSET TABLE
                           SEPT 30, 1997 DEC 31, 1996 SEPT 30, 1996
                           _____________ ____________ _____________
                                    (DOLLARS IN THOUSANDS)

Nonaccrual Loans           $     12,619  $      7,717  $     15,999
90 Days Past Due                  1,749         1,804         2,227
Restructured                      1,102         2,534           913
                           ____________  ____________  ____________
Total Nonperforming Loans  $     15,470  $     12,055  $     19,139
Other Real Estate                   946         1,736         1,958
                           ____________  ____________  ____________
Total Nonperforming Assets $     16,416  $     13,791  $     21,097
                           ============  ============  ============
Nonperforming Loans as a
  Percent of Total Loans
  Outstanding                      .77%          .64%         1.05%
                           ============  ============  ============

Nonperforming Assets as a
  Percent of Total Assets          .50%          .43%          .67%
                           ============  ============  ============



In addition to loans classified as nonperforming at December 31, 1996, the Company had reported an additional $14.9 million of loans as of that date where management was closely monitoring the borrower's ability to comply with payment terms. Through September 30, 1997 this amount has been reduced by $2,769,000 representing pay downs or pay-offs of these loans. Management continues to closely monitor the remaining loans.

Total nonperforming loans increased by $3.4 million at September 30, 1997 when compared to December 31, 1996 due primarily to an increase in nonaccrual loans. However, total nonperforming loans have decreased by $3.7 million from September 30, 1996. The ratio of nonperforming loans to total loans outstanding stands at
 .77% at September 30, 1997 compared to .64% at December 31, 1996 and 1.05% at September 30, 1996.

Net charge-offs for the third quarter of 1997 amounted to $676,000 following net charge-offs of $566,000 and $1,793,000 during the second and first quarters of 1997, respectively.

The Company's total deposits increased $32 million at September 30, 1997 when compared to December 31, 1996 and $103 million when compared to September 30, 1996. Average total deposits for the first nine months of 1997 are $369 million over the same period last year. Valley's average deposits contributed $331 million to this increase. Excluding average deposits outstanding at Valley, average interest-bearing checking accounts decreased by $27 million or 15.1% and average savings accounts decreased by $49 million or 18.2%. Offsetting these decreases was an increase in money market deposits of $107 million or 38.1%.
The decrease in average interest-bearing checking accounts is the result of a program which sweeps balances from interest-bearing transactional accounts to non-transactional accounts thereby reducing required reserves at the Federal Reserve Bank.

Short-term borrowings, including federal funds purchased and securities sold under agreements to repurchase and notes payable, decreased $11 million at September 30, 1997 from December 31, 1996 and $21 million from September 30, 1996. On average, short-term borrowings for the third quarter of 1997 were $29 million below the third quarter of 1996. For the nine months ended September 30, 1997, average short-term borrowings were $70 million above the same period of the prior year with increased average short-term borrowings at Valley accounting for substantially all of this increase.

Subordinated and other long-term notes increased by $47 million from December 31, 1996 to September 30, 1997. This increase is the net of $65 million of additional borrowings and $18 million in normal scheduled principal reductions. The additional borrowings are comprised of $34 million in borrowings from the Federal Home Loan Bank to fund loan growth and $30 million in 9.85% capital securities as described below.

Capital Resources

Quantitative measures to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum ratios of 4% for Tier I risk-based capital, 8% for total risk-based capital and 4% for Tier I leverage. To be considered well capitalized under the regulatory framework the ratios are 6%, 10% and 5%, respectively. Management believes, as of September 30, 1997, that the Company meets all capital adequacy requirements to which it is subject. In addition, each subsidiary bank had regulatory capital ratios in excess of the levels established for well capitalized institutions.

On April 17, 1997, the Company completed a private placement of $30 million of 9.85% capital securities due April 15, 2027. The securities were issued by the Company's recently formed subsidiary, Fort Wayne Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. Proceeds of the issue were invested by Fort Wayne Capital Trust I in Junior Subordinated Debentures issued by the Company. The issuance of these securities, which qualify as Tier 1 capital for purposes of risk-based capital calculations, resulted in an increase in the risk-based capital ratios at September 30, 1997 as compared to prior periods.

In September of 1997, the Company repurchased 600,000 shares of common stock through an accelerated buy-back program as part of the Company's capital management plan. These shares were repurchased at a total cost of approximately $21,000,000.

The following is a summary of the Company's capital ratios (dollars in thousands).

                                      RISK-BASED CAPITAL
                         SEPT 30, 1997   DEC 31, 1996    SEPT 30, 1996
                         _____________   ____________  _____________
                                    (DOLLARS IN THOUSANDS)
Tier I Capital           $    259,616    $    231,818     $   226,784

Tier II Capital                27,307          24,831          24,411
                         ____________    ____________    ____________
Total Tier I and
  Tier II Capital        $    286,923    $    256,649    $    251,195
                         ============    ============    ============

Risk-weighted Assets     $  2,181,155    $  1,981,147    $  1,945,376
                         ============    ============    ============

Tier I Capital Ratio           11.90%          11.70%          11.66%

Tier II Capital Ratio           1.25%           1.25%           1.25%
                         ____________    ____________    ____________
Total Tier I and
  Tier II Capital Ratio        13.15%          12.95%          12.91%
                         ============    ============    ============
Tier I Leverage Ratio           8.01%           7.32%           7.31%
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

Item 6.  Exhibits and Reports on Form 8-K.

         a.) Exhibits
             Exhibit 11  - Statement Re Computation of Earnings Per Share.
             Exhibit 27  - Financial Data Schedule.

         b.) Reports on Form 8-K.
            No Form 8-K was filed during the third quarter of 1997.





                              - 15 -
PAGE

                FORT WAYNE NATIONAL CORPORATION

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FORT WAYNE NATIONAL CORPORATION
                                           REGISTRANT

November 14, 1997               /s/ M. James Johnston
Date                            M. James Johnston
                                Chairman of the Board and
                                Chief Executive Officer


November 14, 1997               /s/ Karen M. Kasper
Date                            Karen M. Kasper
                                Senior Vice President,
                                Chief Financial Officer and Treasurer














                              - 16 -
PAGE

               FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                           EXHIBIT INDEX

Number
Assigned Per
Regulation                                                          Sequential
S-K Item 601        Description                                       Page No.
____________        _____________________________________________      _______
11.                 Statement RE Computation of Earnings Per Share.        18.

27.                 Financial Data Schedule.                               19.








                              - 17 -
