Form 10-K
period 1997-12-31
FORT WAYNE NATIONAL CORP
filed 1998-01-28
CIK 357269

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.    20549
                                   FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997     Commission file number 0-10869

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained here, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 20, 1998, 17,107,056 shares of Common Stock, without Par Value were outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 20, 1998 was approximately $760,271,000.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the annual shareholders' meeting to be held on or about April 21, 1998, are incorporated by reference into Part III.

The exhibit index appears on page 65.

This report, including the cover page, contains a total of 74 pages.

                        FORT WAYNE NATIONAL CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K


                                                                      Page
                                                                      ----
PART I
  ITEM 1.   BUSINESS...............................................     3

  Item 2.   PROPERTIES.............................................    13

  Item 3.   LEGAL PROCEEDINGS......................................    13

  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....    13

PART II

  Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS....................................    14

  Item 6.   SELECTED FINANCIAL DATA................................    15

  Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS....................    17

  Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............    25

  Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE....................    60

PART III

  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....    61

  Item 11.  EXECUTIVE COMPENSATION.................................    63

  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.........................................    63

  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........    63

PART IV

  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K............................................    64

EXHIBIT INDEX......................................................    65

SIGNATURES.........................................................    68

Part I

Item 1.   BUSINESS

Fort Wayne National Corporation (Company), organized under the laws of the State of Indiana, is the owner of all issued and outstanding stock of seven commercial banks. Four of these banks; Fort Wayne National Bank (FWNB), located in Fort Wayne, Indiana; Old-First National Bank in Bluffton, located in Bluffton, Indiana; First National Bank of Huntington, located in Huntington, Indiana; and First National Bank of Warsaw, located in Warsaw, Indiana, are national banking associations. The other three banks; The Auburn State Bank, located in Auburn, Indiana; Churubusco State Bank, located in Churubusco, Indiana; and Valley American Bank and Trust Company, located in Mishawaka, Indiana, are charted under the laws of the State of Indiana. The Company also owns all of the issued and outstanding stock of Fort Wayne National Life Insurance Company, domiciled in Phoenix, Arizona, and 100% of Fort Wayne Capital Trust I, a statutory business trust created under the laws of the State of Delaware.

The Company entered into an Agreement and Plan of Merger (the Agreement) dated January 12, 1998 providing for the merger of the Company with and into National City Corporation (National City). As of the effective time of the merger, each outstanding share of the Company's common stock will be converted into .75 shares of National City common stock. Each outstanding share of the Company's Class B Series 1 6% convertible preferred stock will receive one share of National City's preferred stock. Based on the January 9, 1998 market price of National City stock, the transaction has a value of $44.44 per share for a total of approximately $826 million. Consummation of the merger is subject to a number of conditions including receipt of approval of the Agreement by shareholders of the Company, receipt of all required regulatory approvals and fairness opinions. Under the Agreement, the Company will operate its business in the ordinary course and use its commercially reasonable efforts to preserve intact its business organization. The transaction is expected to close in the second quarter of 1998. The merger will be accounted for as a purchase.

The Company is a bank holding company as defined under the BHC Act and is not engaged in any material business activity other than as incident to its ownership of its subsidiary banks. As of December 31, 1997, the Company had a total of $3.4 billion in assets and a total of $2.6 billion in deposits.

The Company's subsidiary banks engage in a wide range of commercial and personal banking activities, including accepting demand and time deposits; making secured and unsecured loans to corporations, individuals and others; issuing letters of credit; and financial counseling for institutions and individuals. The banks' lending services include making commercial, industrial, real estate, installment, and credit card loans. Interest and fees on commercial loans constitute the largest contribution to the banks' operating revenues. In addition, the banks provide a wide range of trust and trust related services, including serving as executor of estates and as trustee under testamentary and inter vivos trusts and various pension and other employee benefit plans. Corporate trust services include serving as registrar and transfer agent for corporate securities and as corporate trustee under corporate trust indentures.

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

Each of the Company's subsidiary banks is subject, at a minimum, to annual reviews or examinations, as applicable, by the Federal Reserve Bank System, the Office of the Comptroller of the Currency, the Indiana Department of Financial Institution, and the Federal Deposit Insurance Corporation. In addition, the Company is subject to annual reviews by the Federal Reserve Bank System.

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

At December 31, 1997, the Company and its subsidiaries had approximately
1,355 full-time equivalent employees. Management considers employee relations to be good. None of the Company's employees is covered by a collective bargaining agreement.

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

                          STATISTICAL DISCLOSURES

AVERAGE BALANCES AND INTEREST RATES

An analysis of net interest income on a fully taxable equivalent basis is summarized for each of the periods included in the following table.

                                      1997                        1996                       1995
                          -------------------------- --------------------------- ---------------------------
                                             Average                     Average                     Average
                           Average            Rate     Average            Rate     Average            Rate
                           Balance  Interest   (%)     Balance  Interest   (%)     Balance  Interest   (%)
                         ---------- -------- ------- ---------- -------- ------- ---------- -------- -------
                                                       (Dollars in thousands)
Assets
Interest-earning assets:
 Interest-bearing
  deposits with banks   $    1,281 $     55   4.29% $      333 $     20   6.01% $      205 $      8   3.90%
 Federal funds sold and
  securities purchased
  under agreements
  to resell                 34,455    2,360   6.85      33,984    1,597   4.70      26,097    1,322   5.07
  Investment
   securities(1):
    Taxable                739,213   47,905   6.51     706,307   45,086   6.43     541,572   34,919   6.44
    Nontaxable             208,081   17,838   8.88     199,686   17,546   9.10     176,262   16,122   9.48
  Loans, net of
   unearned income(2)    1,949,627  174,841   8.97   1,591,147  141,790   8.91   1,255,991  114,338   9.10
                        ---------- -------- ------- ---------- -------- ------- ---------- -------- -------
Total Interest-earning
 Assets                  2,932,657 $242,999   8.32   2,531,457 $206,039   8.16   2,000,127 $166,709   8.36

Noninterest-earning
 assets:
  Cash and due from
   banks                   143,773                     137,967                     119,372
  Other assets             128,479                      96,466                      53,210
                        ----------                  ----------                  ----------
          Total Assets  $3,204,909                  $2,765,890                  $2,172,709
                        ==========                  ==========                  ==========
Liabilities And
 Shareholders' Equity
Interest-bearing
 liabilities
  Deposits:
   Demand                $ 187,401 $  3,167   1.69% $  204,620 $  3,802   1.86% $  203,751 $  5,186   2.55%
   Savings                 270,322    6,483   2.40     303,685    8,191   2.70     312,888   10,409   3.33
   Time deposits         1,597,137   82,914   5.19   1,277,846   67,660   5.29     910,175   49,819   5.47
  Federal funds
    purchased and
    securities sold
    under agreements
    to repurchase          355,402   18,235   5.13     324,164   15,976   4.93     244,714   13,346   5.45
  Notes payable -
    U.S. Treasury and
    other borrowings        30,499    1,640   5.38      22,570    1,183   5.24      23,586    1,348   5.72
  Subordinated and
    other long-term
    notes                   83,531    6,289   7.53      37,529    2,757   7.35       6,714      868  12.93
                        ---------- --------  ------ ---------- --------  ------ ---------- --------  ------
Total Interest-bearing
 Liabilities             2,524,292 $118,728   4.70   2,170,414 $ 99,569   4.59   1,701,828 $ 80,976   4.76
Noninterest-bearing
 liabilities:
  Demand deposits          355,462                     305,111                     230,842
  Other liabilities         29,152                      25,992                      22,956
Shareholders' equity       296,003                     264,373                     217,083
                        ----------                  ----------                  ----------
Total Liabilities And
Shareholders' Equity    $3,204,909                  $2,765,890                  $2,172,709
                        ==========                  ==========                  ==========

Interest income/earning
 assets                            $242,999   8.32%            $206,039   8.16%            $166,709   8.36%
Interest expense/
 earning assets                     118,728   4.07               99,569   3.94               80,976   4.06
                                   -------- -------            -------- -------            -------- -------
Net Interest Income /
 Earning Assets                     124,271   4.25%             106,470   4.22%              85,733   4.30%
Tax equivalent
 adjustment(3)                        6,724                       6,674                       6,377
                                   --------                    --------                    --------
Net Interest Income                $117,547                    $ 99,796                    $ 79,356
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


                                        Year Ended December 31
                             -----------------------------------------------
                                  1997 over 1996          1996 over 1995
                             ----------------------- -----------------------
                             Volume    Rate   Total  Volume   Rate    Total
                             ------- ------- ------- ------- ------- -------
                                              (In thousands)
Increase (decrease) in:
Interest income:
  Interest-bearing deposits
    with banks                $   43 $    (8)$    35 $     7 $     5 $    12
   Federal funds sold and
    securities purchased under
    agreements to resell          22     741     763     376    (101)    275
  Investment securities:
    Taxable                    2,225     594   2,819  10,211     (44) 10,167
    Nontaxable                   743    (451)    292   2,123    (699)  1,424
  Loans, net of unearned
   income(1)                  32,110     941  33,051  29,927  (2,475) 27,452
                             ------- ------- ------- ------- ------- -------
       Total Interest Income $35,143 $ 1,817 $36,960 $42,644 $(3,314)$39,330

 Interest expense:
  Demand deposits            $  (334)$  (301)$  (635)$    22 $(1,406)$(1,384)
  Savings deposits              (947)   (761) (1,708)   (313) (1,905) (2,218)
  Time deposits               16,617  (1,363) 15,254  19,559  (1,718) 17,841
  Federal funds purchased
   and securities sold
   under agreements to
   repurchase                  1,586     673   2,259   4,008  (1,378)  2,630
  Notes payable -
   U.S. Treasury
   and other borrowings          425      32     457     (60)   (105)   (165)
  Subordinated and other
   long-term notes             3,461      71   3,532   2,412    (523)  1,889
                             ------- ------- ------- ------- ------- -------
     Total Interest Expense  $20,808 $(1,649)$19,159 $25,628 $(7,035)$18,593
                             ------- ------- ------- ------- ------- -------
                 Increase In
       Interest Differential $14,335 $ 3,466 $17,801 $17,016 $ 3,721 $20,737
                             ======= ======= ======= ======= ======= =======

(1) Nonaccrual loans were included in the average outstanding balances.

INVESTMENT SECURITIES

The carrying values of the Company's investment securities are summarized for the periods indicated in the following table.

                                              December 31
                        ------------------------------------------------------
                               1997               1996               1995
                          Amount Percent     Amount Percent     Amount Percent
                        -------- -------   -------- -------   -------- -------
                                         (Dollars in thousands)
U.S. Treasury           $254,759     26%   $320,313     33%   $191,263(1)  25%
U.S. Federal agencies    383,413     40     335,218     34     279,309     36
U.S. Federal agency
 mortgage backed
 securities               33,823      3      38,437      4      34,735      5
States and political
 subdivisions            220,723     23     217,823     22     198,179     26
Corporate debt
 securities               57,114      6      47,195      5      50,718      7
Other                     20,459      2      15,622      2      10,356      1
                        -------- -------   -------- -------   -------- -------
                 Total  $970,291    100%   $974,608    100%   $764,560    100%
                        ======== =======   ======== =======   ======== =======

(1) Includes $21,259,000 of U.S. Treasury securities held for trading purposes.

MATURITY DISTRIBUTION AND YIELDS OF INVESTMENT SECURITIES

The following table sets forth the maturities of the Company's investment securities as of December 31, 1997 and the weighted average yields of such securities on the basis of amortized cost and effective yields weighted for the scheduled maturity of each security.

                                                Maturing
                 ---------------------------------------------------------------------
                                   After One      After Five
                     Within        But Within     But Within       After
                    One Year       Five Years     Ten Years      Ten Years
                  Amount  Yield   Amount Yield   Amount Yield   Amount  Yield  Total
                -------- ------ -------- ------ ------- ------ ------- ------ --------
                                   (Dollars in thousands)
U.S. Treasury   $ 69,347  6.01% $160,400  6.41% $ 25,012  6.19% $  --     --% $254,759
U.S. Federal
 agencies         63,316  5.88   306,964  6.50    13,133  6.31     --     --   383,413
U.S. Federal
 agency mortgage
 backed
 securities           --    --     9,967  6.67    15,643  6.54    8,213  6.02   33,823
States and
 political
 subdivisions     18,912  9.63    61,787  9.15    82,478  8.84   57,546  6.16  220,723
Corporate debt
 securities       23,993  4.92    28,970  7.11     2,048  6.26    2,103  8.92   57,114
Other                993  5.82       270  7.87       172  7.04   19,024  7.83   20,459
                -------- ------ -------- ------ -------- ------ ------- ----- --------
        Total   $176,561  6.20  $568,358  6.80  $138,486  7.82  $86,886  6.58 $970,291
                ======== ====== ======== ====== ======== ====== ======= ===== ========

Tax-equivalent adjustments (using a 35% rate) have been made in calculating yields on obligations of states and political subdivisions. Equity securities totaling $18,954,000 are included in the after ten years category.

DISTRIBUTION OF LOANS

The composition of the Company's loan portfolio is summarized for the periods indicated in the following table.

                                           December 31
                    ----------------------------------------------------------
                       1997        1996        1995         1994        1993
                    ----------  ----------  ----------  ----------  ----------
                                          (In thousands)
Commercial          $  712,035  $  660,215  $  453,208  $  408,706  $  391,836
Real estate -
 construction           54,241      49,693      31,312      23,686      36,022
Real estate -
 mortgage              974,528     897,734     590,599     575,648     530,451
Installment            276,888     257,408     192,307     204,707     183,709
Financing leases        38,653      10,915       9,141       7,229         455
                    ----------  ----------  ----------  ----------  ----------
          Total     $2,056,345  $1,875,965  $1,276,567  $1,219,976  $1,142,473
                    ==========  ==========  ==========  ==========  ==========


MATURITIES OF LOANS AND SENSITIVITIES TO CHANGES IN INTEREST RATES

The following table shows the maturity of the Company's loan portfolio (excluding mortgages on 1-4 family residences and installment loans) outstanding as of December 31, 1997. Also shown are the amounts due after one year classified according to their sensitivity to changes in interest rates.

                                          Maturing
                  -----------------------------------------------------------
                                 After One
                   Within        But Within          After
                  One Year       Five Years        Five Years         Total
                  ---------  -----------------  -----------------  ----------
                               Fixed  Variable   Fixed   Variable
                             -------- --------  -------- --------
                                      (In thousands)

Commercial         $576,095  $ 83,578  $31,116  $ 18,218  $ 3,028  $  712,035
Real estate -
 construction        50,550     3,691       --        --      --       54,241
Real estate -
 mortgage           170,426    77,098   39,037    85,505   10,209     382,275
Financing leases      7,280    28,150       --     3,223       --      38,653
                   --------  --------  -------  --------  -------  ----------
           Total   $804,351  $192,517  $70,153  $106,946  $13,237  $1,187,204
                   ========  ========  =======  ========  =======  ==========

NONPERFORMING ASSETS

The Company's nonaccrual loans, accruing loans past due 90 days or more, restructured loans and other real estate owned are summarized for the periods indicated in the following table.(1)

                                                 December 31
                               -----------------------------------------------
                                1997      1996      1995      1994      1993
                               -------   -------   -------   -------   -------
                                           (Dollars in thousands)

Nonaccrual loans               $10,689   $ 7,717   $18,450   $11,282   $13,691
Accruing loans past due
 90 days or more                 1,472     1,804     1,467       944     1,640
Restructured loans                 111     2,534        --     8,750       979
                               -------   -------   -------   -------   -------
    Total Nonperforming Loans   12,272    12,055    19,917    20,976    16,310
Other real estate owned          1,232     1,736       319       631       754
                               -------   -------   -------   -------   -------
    Total Nonperforming Assets $13,504   $13,791   $20,236   $21,607   $17,064
                               =======   =======   =======   =======   =======


Nonperforming loans to total
 loans outstanding                .60%      .64%     1.56%     1.72%     1.43%
                               =======   =======   =======   =======   =======
Nonperforming assets to total
 assets                           .40%      .43%      .88%     1.01%      .81%
                               =======   =======   =======   =======   =======

(1) In addition to loans classified as nonperforming at December 31, 1997, there were loans aggregating $9,258,000 where management is closely monitoring the borrowers' ability to comply with payment terms.
(2) Gross interest income of $567,000 would have been recorded in 1997 for nonaccrual and restructured loans at December 31, 1997 assuming these loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest actually included in 1997 income was $387,000.

SUMMARY OF LOAN LOSS EXPERIENCE

Activity in the Company's allowance for possible loan losses is summarized for the periods indicated in the following table.

                                        Year Ended December 31
                        ------------------------------------------------------
                           1997       1996       1995       1994       1993
                        ---------- ---------- ---------- ---------- ----------
                                        (Dollars in thousands)
Average amount of loans
 outstanding, net of
 unearned income        $1,949,627 $1,591,147 $1,255,991 $1,179,828 $1,097,483
                        ========== ========== ========== ========== ==========
Amount of loans
 outstanding at the end
 of the period, net of
 unearned income        $2,049,697 $1,873,745 $1,273,394 $1,217,218 $1,140,813
                        ========== ========== ========== ========== ==========
Balance of allowance
 for possible loan
 losses at beginning
 of period              $   30,307  $  20,047 $   21,795 $   21,876 $   16,682

Add:  Allowance of
 acquired subsidiary            --     11,800         --         --         --

Loans charged-off:
 Commercial                  2,179      2,896        178      2,520        794
 Real estate-
  construction                  --         --      3,000         61         --
 Real estate-
  mortgage                   1,340      1,339         24        244        329
 Installment                 3,091      2,409      1,754      1,163      1,336
                        ---------- ---------- ---------- ---------- ----------
Total Loans Charged-Off      6,610      6,644      4,956      3,988      2,459
Recoveries of loans
 previously
 charged-off:
  Commercial                   400        430         82        572        781
  Real estate-
   construction                 --         --         --         --         --
  Real estate-mortgage          13         48        147         74        145
  Installment                  790        673        534        638        667
                        ---------- ---------- ---------- ---------- ----------
       Total Recoveries      1,203      1,151        763      1,284      1,593
                        ---------- ---------- ---------- ---------- ----------
Net loans charged-off        5,407      5,493      4,193      2,704        866
Additions to allowance
 charged to expense          4,587      3,953      2,445      2,623      6,060
                        ---------- ---------- ---------- ---------- ----------
Balance At End Of Period$   29,487 $   30,307 $   20,047 $   21,795 $   21,876
                        ========== ========== ========== ========== ==========
Ratio of net charge-offs
 during the period to
 average loans
 outstanding                  .28%       .35%       .33%       .23%       .08%
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

                                                  December 31
                   ------------------------------------------------------------------------------
                       1997            1996            1995            1994            1993
                   --------------  --------------  --------------  --------------  --------------
Balance at end
  of period                Per-            Per-            Per-           Per-             Per-
applicable to      Amount cent(1)  Amount cent(1)  Amount cent(1)  Amount cent(1)  Amount cent(1)
----------------  ------- ------  ------- ------  ------- ------  ------- ------  ------- ------
                                            (Dollars in thousands)

Commercial        $20,101    37%  $20,660    36%  $10,149    36%  $12,719    34%  $13,386    34%
Real estate -
 construction         708     2       728     2       679     3     1,353     2     1,485     3
Real estate -
 mortgage           5,085    47     5,226    48     5,731    46     3,920    47     4,167    47
Installment         3,593    14     3,693    14     3,488    15     3,803    17     2,838    16
                  ------- ------  ------- ------  ------- ------  ------- ------  ------- ------
           Total  $29,487   100%  $30,307   100%  $20,047   100%  $21,795   100%  $21,876   100%
                  ======= ======  ======= ======  ======= ======  ======= ======  ======= ======

(1) Represents the percentage of loans outstanding in each category to total loans outstanding.

DEPOSITS

The average daily amount of the Company's deposits and the rates paid on such deposits is summarized for the periods indicated in the following table.

                                         Year Ended December 31
                        -----------------------------------------------------
                               1997              1996             1995
                        ----------------- ----------------- -----------------
                          Amount    Rate    Amount    Rate    Amount    Rate
                        ---------- ------ ---------- ------ ---------- ------
                                         (Dollars in thousands)
Noninterest-bearing
  demand deposits       $  355,462        $  305,111        $  230,842
Interest-bearing
  demand deposits          187,401  1.69%    204,620  1.86%    203,751  2.55%
Savings deposits           270,322  2.40%    303,685  2.70%    312,888  3.33%
Time deposits            1,597,137  5.19%  1,277,846  5.29%    910,175  5.47%
                        ----------        ----------        ----------
                Total   $2,410,322        $2,091,262        $1,657,656
                        ==========        ==========        ==========

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

The following table shows the maturities of the Company's outstanding domestic CDS and other time deposits in denominations of $100,000 or more at December 31, 1997.

                                Time             Other
                             Certificates         Time
                             of Deposits        Deposits            Total
                             ------------       --------          --------
                                             (In thousands)
Time remaining to maturity:
  Within three months           $223,536          $   --          $223,536
  Over three through six          36,960              --            36,960
  Over six through twelve         32,225              --            32,225
  Over twelve months              30,358              --            30,358
                                --------          ------          --------
                       Total    $323,079          $   --          $323,079
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

                         Federal Funds Purchased         Notes Payable -
                         and Securities Sold Under       U.S. Treasury and
                         Agreements to Repurchase        Other Borrowings
                        --------------------------    ----------------------
                          1997     1996     1995        1997    1996    1995
                        -------- -------- --------    ------- ------- -------
                                       (Dollars in thousands)

Balance at December 31  $328,049 $387,357 $241,263    $35,179 $37,628 $26,381
Weighted average
 interest rate at
 year end                  4.20%    5.26%    4.69%       5.58%   5.07%   5.51%
Maximum amount
 outstanding at any
 month's end            $410,521 $433,965 $292,275    $62,883 $49,256 $48,219
Average amount
 outstanding during
 the year               $355,402 $324,164 $244,714    $30,499 $22,570 $23,586
Weighted average
 interest rate during
 the year                  5.13%    4.93%    5.45%      5.38%   5.24%   5.72%

Item 2.   PROPERTIES

The Company's principal offices and FWNB's banking headquarters are located at 110 West Berry Street, Fort Wayne, Indiana, in a 26-story building. Approximately 33% of the building is occupied by FWNB under the terms of a lease agreement, which has lease terms through March 2008. See Note 7 to the consolidated financial statements relating to premises and equipment and lease agreements of the Company.

FWNB has 18 fully utilized branch offices in Allen County, Indiana, in addition to its main office. FWNB owns 11 of its offices. Five other offices are part of land lease arrangements under which the buildings are owned by FWNB. Three offices sites are wholly leased. Valley owns its main office facility located in Mishawaka, Indiana. In addition Valley American Bank and Trust Company (Valley) has 24 branch offices, of which 9 are owned by Valley, 3 are part of land lease arrangements under which the buildings are owned by Valley, and 12 offices which are wholly leased. Each of the Company's other banking subsidiaries owns its respective main office in its home community. The Auburn State Bank has 1 branch office, Old-First National Bank in Bluffton has 3 branch offices, First National Bank of Huntington has 4 branch offices, and First National Bank of Warsaw has 9 branch offices.

Management of the Company believes that the properties used by its banking subsidiaries are suitable and adequate for current as well as future needs.


Item 3.   LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in various legal proceedings. With respect to each of these suits, it is either the opinion of legal counsel that it is without merit or the opinion of management of the Company that even if the plaintiff prevails therein the disposition thereof will not have a material affect on the financial condition of the Company.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders from September 30, 1997 to December 31, 1997.

Part II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

A market exists for Fort Wayne National Corporation common stock in the national over-the-counter market. The following table sets forth to the Company's best knowledge the high and low sales prices per share from January 1, 1996 through December 31, 1997.

                          First       Second      Third       Fourth
1997                      Quarter     Quarter     Quarter     Quarter
-----                     --------    --------    --------    --------
High                      $  30.17    $  31.50    $  37.25    $  46.88
                          ========    ========    ========    ========
Low                          24.50       27.00       30.50       34.25
                          ========    ========    ========    ========

                          First       Second      Third       Fourth
1996                      Quarter     Quarter     Quarter     Quarter
-----                     --------    --------    --------    --------
High                      $  21.50    $  21.33    $  22.00    $  27.83
                          ========    ========    ========    ========
Low                          19.67       19.33       19.83       21.33
                          ========    ========    ========    ========


The Company's common stock is traded in the national market system of the National Association of Securities Dealers (NASDAQ) under the symbol FWNC. As of December 31, 1997 and 1996 there were 3,550 and 3,664 shareholders of record, respectively.

On January 16, 1998, the closing price for the Company's common stock, as reported by NASDAQ, was $44.88.

Market Makers:  The Chicago Corporation             Merrill Lynch
                Everen Securities, Inc.             F. J. Morrissey & Co. Inc.
                Herzog, Heine, Geduld, Inc.         NatCity Investments, Inc.
                Keefe, Bruyette & Woods, Inc.       Paine Webber, Inc.
                McDonald & Company                  UBS Securities, Inc.

Item 6.   SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA

                       1997        1996        1995        1994        1993
                     ---------   ---------   ---------   ---------   ---------
                          (Dollars in thousands, except per share data)
STATEMENT OF INCOME
Interest and fees
 on loans            $ 174,360   $ 141,257   $ 113,604   $  96,538   $  89,783
Interest and
 dividends on
 investments            59,500      56,491      45,398      44,581      49,865
Other interest
 income                  2,415       1,617       1,330         455       1,199
                     ---------   ---------   ---------   ---------   ---------
Total Interest
 Income                236,275     199,365     160,332     141,574     140,847
Interest expense       118,728      99,569      80,976      62,759      62,382
                     ---------   ---------   ---------   ---------   ---------
Net Interest Income
  Before Provision
  For Possible Loan
  Losses               117,547      99,796      79,356      78,815      78,465

Provision for
 possible loan
 losses                  4,587       3,953       2,445       2,623       6,060
                     ---------   ---------   ---------   ---------   ---------
Net Interest Income
  After Provision
  For Possible Loan
  Losses               112,960      95,843      76,911      76,192      72,405

Fiduciary fees          14,258      12,459       9,749       8,950       8,060
Other                   17,639      12,500       9,763      10,156      10,400
Net securities gains       232         392          87           5         402
                     ---------   ---------   ---------   ---------   ---------
Total Noninterest
 Income                 32,129      25,351      19,599      19,111      18,862
Noninterest expense
  Salaries and
   benefits             47,200      39,724      31,237      29,798      28,878
  Other                 43,136      33,453      27,840      27,639      27,747
                     ---------   ---------   ---------   ---------   ---------
Total Noninterest
 Expense                90,336      73,177      59,077      57,437      56,625
                     ---------   ---------   ---------   ---------   ---------
Income Before
 Income Taxes           54,753      48,017      37,433      37,866      34,642
Applicable income
 taxes                  17,907      15,515      10,726      11,654      10,509
                     ---------   ---------   ---------   ---------   ---------
Net Income           $  36,846   $  32,502   $  26,707   $  26,212   $  24,133
                     =========   =========   =========   =========   =========

Cash dividends
 declared            $  15,975   $  13,250   $  10,758   $   9,952   $   9,302
Per share(2):
 Basic earnings           1.98        1.79        1.56        1.52        1.41
 Diluted earnings         1.92        1.74        1.53        1.51        1.38
 Cash dividends
  declared per
  common share             .79         .68         .63         .58         .54

FINANCIAL CONDITION
Total assets        $3,393,471  $3,221,297  $2,296,107  $2,135,961  $2,094,425
Average daily assets 3,204,909   2,765,890   2,172,709   2,092,875   2,065,636
Average daily
 deposits            2,410,322   2,091,262   1,657,656   1,621,652   1,612,786
Average daily loans  1,949,627   1,591,147   1,255,991   1,179,828   1,097,483
Average
 shareholders'
 equity                296,003     264,373     217,083     202,538     182,884
Subordinated and
 other long-term
 debt                  117,551      58,341       6,400       7,160       7,920
OTHER DATA
Average common
 shares outstanding 17,456,525 17,480,178  17,173,916  17,220,558  17,148,935
Number of employees
 at year end (1)         1,531       1,467       1,083       1,052       1,027
Allowance to
 nonperforming
 loans                 240.28%     251.41%     100.65%     103.90%     134.13%
Tax equivalent yield
 on earning assets       8.32%       8.16%       8.36%       7.72%       7.77%
Cost of supporting
 liabilities             4.07%       3.94%       4.06%       3.28%       3.30%
Net interest margin
 on earning assets       4.25%       4.22%       4.30%       4.44%       4.47%
Efficiency ratio        57.85%      55.68%      56.13%      55.14%      54.94%
Return on average
 assets                  1.15%       1.18%       1.23%       1.25%       1.17%
Return on average
 equity                 12.45%      12.29%      12.30%      12.94%      13.20%
Common dividend
 payout ratio           37.33%      36.31%      40.28%      37.97%      38.54%
Average equity to
 average asset ratio     9.24%       9.56%       9.99%       9.68%       8.85%
Market value to book
 value per common
 share at year end     301.64%     174.31%     154.03%     150.20%     148.58%
Price earnings ratio      23.2        14.2        13.5        11.4        11.8

(1) Includes part-time employees.
(2) The earnings per share amounts prior to 1997 have been restated required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Fort Wayne National Corporation (the Company) entered into an Agreement and Plan of Merger (the Agreement) dated January 12, 1998 providing for the merger of the Company with and into National City Corporation (National City). As of the effective time of the merger, each outstanding share of the Company's common stock will be converted into .75 shares of National City common stock. Each outstanding share of the Company's Class B Series 1 6% convertible preferred stock will receive one share of National City's preferred stock. Based on the January 9, 1998 market price of National City stock, the transaction has a value of $44.44 per share for a total of $826 million. Consummation of the merger is subject to a number of conditions including receipt of approval of the Agreement by shareholders of the Company, receipt of all required regulatory approvals and fairness opinions. Under the Agreement, the Company will operate its business in the ordinary course and use its commercially reasonable efforts to preserve intact its business organization. The transaction is expected to close in the second quarter of 1998. The merger will be accounted for as a purchase.

National City is a registered bank holding company with headquarters in Cleveland, Ohio. At December 31, 1997, National City had total consolidated assets of $55 billion, total consolidated loans of $40 billion, and total consolidated deposits of $37 billion. National City conducts a general retail and commercial banking business through its bank subsidiaries, which operate in Ohio, Indiana, Kentucky and Pennsylvania.

On June 1, 1996, the Company acquired Valley Financial Services, Inc. (Valley). This acquisition was accounted for as a purchase. The Company's consolidated statements reflect the operations of Valley from the date of acquisition.

The Company announced a three-for-two stock split in the second quarter of 1997. All share and per share data has been adjusted to reflect this stock split which became effective July 15, 1997.

Results of Operations
Earnings
The Company reported record net income of $36.8 million in 1997 compared to $32.5 million in 1996 and $26.7 million in 1995. Basic earnings per share increased 11% in 1997 to $1.98, compared to $1.79 in 1996 and $1.56 in 1995.
Diluted earnings per share in 1997 totaled $1.92 compared to $1.74 in 1996 and $1.53 in 1995.

Cash earnings of $39.7 million in 1997 reflected a 16% increase compared to $34.3 million in 1996 and $26.9 million in 1995. Cash earnings adjusts reported net income for the non-cash impact of intangible amortization expense which primarily includes goodwill. Cash earnings per share increased 14% in 1997 from $1.89 in 1996 to $2.15 in 1997. Diluted cash earnings per share of $2.07 in 1997 compares to $1.84 in 1996 and $1.54 in 1995

Return on average common equity was 13.37% in 1997, up from 12.85% in 1996 and 12.30% in 1995. Return on average assets was 1.15% in 1997 compared to 1.18% in 1996 and 1.23% in 1995.

Net income for the fourth quarter of 1997 was a record $9.6 million or $.53 per share compared to $.48 in the third quarter of 1997 and $.51 in the fourth quarter of 1996. Fourth quarter 1997 diluted earnings per share were $.50, up from $.46 in the third quarter of 1997 and $.49 in the fourth quarter of 1996.

The Company repurchased 600,000 shares of common stock late in the third quarter of 1997. The full effect of this transaction was not completely realized until the fourth quarter of 1997. Annualized return on average common equity was 14.12% in the fourth quarter of 1997, compared to 12.61% in the third quarter of 1997 and 14.22% in the fourth quarter of 1996. Annualized return on average assets for the fourth quarter of 1997 was 1.15% compared to 1.12% in the third quarter 1997 and 1.21% in the fourth quarter 1996.

Net Interest Income
Net interest income is the difference between interest and fees earned on assets and the interest paid on deposits and other funding sources and represents the primary source of revenue for the Company. Certain investments of the Company are nontaxable. To compare nontaxable yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate tax rate of 35%. Fully taxable equivalent (FTE) net interest income in 1997 of $124.3 million increased 17% from $106.5 million in 1996 and $85.7 million in 1995. The significant increase in FTE net interest income is attributed to an increase of $14.3 million due to volume and $3.5 million due to rates. This follows an increase of $17.0 million in 1996 over 1995 due to volume variances and $3.7 million due to rate changes. The primary reason for the favorable variances in volume is the result of the Valley acquisition in 1996. While Valley was not included in the 1995 financial results, Valley added $442 million of average earning assets in 1996 and $785 million in 1997.

The flattening yield curve and the highly competitive market for loans and deposits continued to add pressure to the Company's net interest margin. The net interest margin of 4.25% in 1997 was relatively consistent with 4.22% in 1996 and 4.30% in 1995. The yield on earning assets increased in 1997 from 8.16% in 1996 to 8.32% in 1997. The 1997 yield on earning assets was comparable to the 8.36% realized in 1995. The Company's loan portfolio continued to grow in 1997 and this improvement in the mix of earning assets contributed to the increased yield on earning assets. However, the cost of interest-bearing liabilities also increased 11 basis points from 4.59% in 1996 to 4.70% in 1997 after decreasing 17 basis points in 1996 from 4.76% in 1995. On a relative basis comparing 1997 to 1996, the majority of the growth in the Company's funding sources was reflected in short-term borrowings and money market deposits. Both of these categories reflect higher costs than other traditional savings and checking products.

Noninterest Income and Expense
A ratio often used to evaluate the Company's noninterest income and expense performance is the efficiency ratio. This is calculated by dividing total noninterest expense by the total of FTE net interest income and noninterest income less securities transactions. The lower the ratio, the more efficient the Company is at generating income in relation to expenses incurred to obtain that income. While the efficiency ratio increased in 1997 to 57.9% from 55.7% in 1996, these results are still below peer ratios of approximately 61.0%. On a cash basis, the efficiency ratio in 1997 of 56.0% is consistent with 55.9% in 1995 and only slightly higher than 1996's 54.3%.

Total noninterest income increased $6.8 million or 27% in 1997. Fiduciary fees is the largest single category of noninterest income representing 44%. This category increased 14% in 1997 from 1996. Valley contributed $829,000 of fiduciary fees in 1996 and $1.7 million in 1997 accounting for half of the increase. In addition, the Company's market value of assets under supervision increased from $3.8 billion in 1996 to $4.2 billion in 1997.

Service charges on deposits increased 18% in 1997 or $1.2 million. During 1997, the Company standardized all retail deposit products. This resulted in an enhanced service charge structure. The Company has also improved its collection of various deposit fees in the last few years.

Other service charges increased $1.8 million or 57%. Valley contributed $687,000 in this category in 1996 and $1.3 million in 1997 or 36% of the variance. The Company realized a $540,000 increase in credit life insurance income in 1997 excluding the effect of Valley. Also, the Company's new lease accounting company generated $207,000 of processing fees in 1997.

Other income increased $2.2 million or 78%. While Valley accounted for 11% of the increase, the primary reason for the variance was an increase in electronic banking fees of $1.6 million primarily as a result of the Company's new debit card introduced in early 1997 along with a new ATM noncustomer convenience fee.

Total noninterest expense increased $17.2 million or 23% in 1997 from 1996. Valley's noninterest expense in 1996 of $12.5 million compared to $23.4 million in 1997 accounting for 63% of the increase. Personnel expense including salaries and employee benefits represent over 50% of total noninterest expense. Total personnel expense increased 19% or $7.5 million in 1997 compared to 1996. The full year effect of Valley in 1997 contributed $5.7 million or 76% of the increase. The majority of the increases in all other categories of noninterest expense were also attributed to the Valley transaction.

Income Taxes
The Company's effective tax rate of 33% in 1997 compares to 32% in 1996 and 29% in 1995. The Company's effective tax rate for financial reporting purposes differs from the marginal federal (35%) and state (8.5%) rates. This difference is attributable principally to the tax-exempt income earned on various earning assets and the disallowance of tax deductions on certain expenses.

Analysis of Financial Condition
The Company's total assets at December 31, 1997 increased by $172 million or 5% from 1996 to $3.4 billion. Loans outstanding increased $176 million or 9% totaling $2.1 billion. Total deposits increased 6% to a record $2.6 billion.

Loans
The Company's loan portfolio is concentrated in commercial activity. Total commercial and industrial loans, including financing leases increased $80 million or 12% in 1997 compared to 1996. Consumer loans increased $19 million or 8%. Approximately 47% of the Company's loans are real estate mortgages, including residential, commercial, and other equity lines. The Company's underwriting policy for 1-4 family residential loans follows that of industry standards and meets the criteria for sale in the secondary market. The Company sells the majority of its fixed rate real estate loans in the secondary market and generally retains the right to service the loans providing a continuing source of noninterest income. During 1997 the Company sold $41 million of residential mortgages to the secondary market.

Asset Quality
The Company performs a periodic evaluation on the adequacy of the allowance for possible loan losses. A loan grading system is used that allows the Company to identify, monitor, and address asset quality problems in an accurate and timely manner. Credits of a significant nature are reviewed on an individual basis and a specific allocation of the allowance may be made if so warranted.

The Company's charge to earnings for possible loan losses of $4.6 million in 1997 is up from $4.0 million in 1996 and $2.4 million in 1995. Approximately 45% of the increase in 1997 is attributed to Valley. Net charge-offs in 1997 of $5.4 million was consistent with 1996. Net charge-offs as a percentage of loans decreased 7 basis points from .35% in 1996 to .28% in 1997.

Nonperforming assets remained relatively constant at year-end 1997. Nonperforming assets to total assets of .40% continued to improve in 1997. This ratio has averaged .71% over the last five years after reaching a high of 1.01% in 1994. The allowance for possible loan losses was 240% of nonperforming loans in 1997 compared to 251% in 1996 and 101% in 1995.

Other than those loans included in the Nonperforming Assets table and related notes, there are no other loans which management is closely monitoring, or which have been classified by bank regulators, which are being monitored or classified because of trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources.

Investment Securities
The Company classifies its entire investment portfolio as available-for-sale. Therefore, the securities portfolio is recorded at market value. The Company's securities portfolio decreased $4.3 million at December 31, 1997 compared to December 31, 1996. The decrease in the securities portfolio was used to finance growth in the loan portfolio. The decrease was primarily realized in U.S. Treasury securities.

The Company's securities portfolio continues to be of high quality as evidenced by U.S. Government and other federal agencies representing over 60% of the total outstandings in each of the last three years. The Company's holdings of states and other political subdivisions represented 23% of the total portfolio in 1997 compared to 22% in 1996 and 26% in 1995. Other securities, including U.S. agency mortgage backed securities, corporate debt securities and other securities represented 13% or less at the end of 1997, 1996, and 1995.

Deposits and Other Interest-Bearing Liabilities
The primary source of funds for the Company comes from demand and time deposits generated at the Company's affiliate banks. Total deposits in 1997 averaged $2.4 billion or 15% over 1996. The effect of Valley's average deposits in 1996 of $331 million increased to $589 million in 1997 and represents approximately 80% of the reported increase.

The majority of the growth in average deposits continued to come from the Company's Anyday/Everyday money market deposit product. This category increased $188 million or 57%. Excluding the effect of Valley, the Anyday/Everyday product increased $111 million or 38%. Noninterest-bearing demand deposits also increased in 1997 while other categories remained relatively constant or decreased slightly when considering the effect of Valley.

Federal funds purchased and securities sold under agreements to repurchase consists primarily of repurchase arrangements commercial customers of the Company's affiliate banks utilize for cash management services.

Long-term debt increased to $118 million in 1997 up from $58 million in 1996. In the second quarter of 1997, the Company completed a private placement of $30 million of 9.85% Capital Securities due April 15, 2027. These securities qualify as Tier I capital for purposes of risk-based capital calculations. The Company also increased its use of Federal Home Loan Bank borrowings from $34 million in 1996 to $67 million in 1997.

Capital Resources
Total shareholder's equity was $298 million at December 31, 1997. The Company continues to maintain well-capitalized risk-based capital ratios. The total Tier I and Tier II capital ratio at December 31, 1997 was 13.34% compared to 12.95% at December 31, 1996. Average equity was 9.24% of average assets in 1997 compared to 9.56% in 1996.

On April 22, 1997, the Company's shareholders approved an increase from 20,000,000 to 50,000,000 in the total authorized shares of common stock. The shareholders also approved an increase from 1,000,000 to 2,000,000 in the total authorized shares of Class A Voting preferred stock and the Class B Nonvoting preferred stock. This action enabled the Company to effect a three-for-two common stock split that was declared by the Board of Directors on May 20, 1997. The split was paid on July 15, 1997 to shareholders of record on June 16, 1997.

The Board of Directors approved the repurchase of up to 5% of the common shares outstanding as of January 1, 1997. In September 1997, the Company repurchased 600,000 shares of common stock through an accelerated repurchase agreement at an initial cost of approximately $21 million. The repurchase is expected to be completed by March 1998. The agreement obligates the Company to settle the difference between the sum of the weighted average daily price during the buy back term and the initial price.

Book value per common share at December 31, 1997 was $15.25 compared to $14.53 at December 31, 1996. Cash dividends declared in 1997 totaled $16.0 million, including $2.2 million of preferred dividends. The common dividend payout ratio in 1997 was 37.3% compared to 36.3% in 1996.

Forward-Looking Statements
The sections that follow, Market Risk Management and Other, contain certain forward-looking statements (as defined in the Private Securities Litigation Reform of Act of 1995). These forward-looking statements may involve significant risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.

Market Risk Management
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. The Company's market risk is composed primarily of interest rate risk.

Asset/Liability Management
As the Company's loans and deposits are designed to meet customer preferences, maturity mismatches will occur within the balance sheet. It is the goal of the Company's Asset/Liability Management committee to manage these maturity mismatches in a way to provide a maximum level of net interest income within established policy guidelines of liquidity and interest rate risk exposure.

Interest Rate Sensitivity
The degree by which net interest income may vary due to changes in interest rates is measured through interest rate sensitivity management. A static gap report, measured at a single point in time, measures the difference between assets and liabilities that reprice in a future given time period. The Company's gap ratio (the percentage of assets repricing against liabilities) at December 31, 1997 was 88%. Company guidelines establish an acceptable range of between 75% and 110%.

The Company has historically operated with a liability sensitive position meaning more liabilities reprice on a cumulative basis than assets. This indicates net interest income should increase in declining rate scenarios and decrease in rising rate scenarios. However, as rate movements are rarely parallel, a static gap report can only be considered a rough measurement of the direction a rate movement could have on net interest income. The effect of a shift in the yield curve and/or a change in the spread between certain rate indexes is better measured through the use of simulation modeling.

The Company runs simulation models numerous times throughout the year comparing baseline results (earnings under a flat rate scenario) to earnings under dynamic rate scenarios. The exposure to these changes are well within the Company's guidelines. Should exposures be determined outside of tolerance levels, the Company has tools it can use to minimize the risk to earnings. Among these tools are specific investment decisions, pricing structures of deposit funds, and exchange traded financial futures and options. For a 300 basis point rate shock decrease in the prime rate, net interest income would be expected to increase approximately 1%. Policy limits restrict this amount to 5% for each 100 basis point movement in interest rates.

RATE SENSITIVITY ANALYSIS

The following table presents an analysis of the rate sensitivity of the Company's earning assets and interest-bearing liabilities as of December 31, 1997.

                                          Maturing or Repricing
                  ----------------------------------------------------------------------
                                                                    Non-Rate
                                               Total                Sensitive
                   1-90     91-180   181-365  1 Year        1-5      & Over
                   Days      Days     Days    & Under       Years    5 Years     Total
                ----------- -------- --------- ---------  --------- --------- ----------
                                        (Dollars in thousands)
Interest-earning
 assets:
  Net loans     $  882,370 $ 102,864 $ 185,121 $1,170,355 $  505,143 $374,199 $2,049,697
  Investment
   securities(1)   101,232    50,253    89,923    241,408    559,237  169,646    970,291
  Other earning
   assets           60,264        --        --     60,264         --       --     60,264
                ---------- --------- --------- ---------- ---------- -------- ----------
Total Interest-
 earning Assets  1,043,866   153,117   275,044  1,472,027  1,064,380  543,845  3,080,252
Other assets            --        --        --         --         --  313,219    313,219
                ---------- --------- --------- ---------- ---------- -------- ----------
Total Assets    $1,043,866 $ 153,117 $ 275,044 $1,472,027 $1,064,380 $857,064 $3,393,471
                ========== ========= ========= ========== ========== ======== ==========
Interest-bearing
 liabilities:
  Interest-
   bearing
   deposits     $1,120,395 $ 155,230 $ 222,436 $1,498,061 $ 476,387 $174,916 $2,149,364
  Short-term
   borrowings      362,511       538       179    363,228        --       --    363,228
  Long-term
   notes               746     1,717     8,335     10,798    70,677   36,076    117,551
  Hedged
   interest-
   bearing
   liabilities    (195,000)       --       --    (195,000)       --       --   (195,000)
                ---------- --------- ---------  ---------  -------- -------- ----------
Total Interest-
 Bearing
 Liabilities     1,288,652   157,485   230,950  1,677,087   547,064  210,992  2,435,143
Demand
 deposits               --        --        --         --        --  429,822    429,822
Other
 liabilities            --        --        --         --        --   35,709     35,709
Shareholders'
 equity                 --        --        --         --        --  297,797    297,797
                ---------- --------- ---------  ---------  -------- -------- ----------
Total
 Liabilities
 and
 Shareholder's
 Equity         $1,288,652 $ 157,485 $ 230,950 $1,677,087 $ 547,064 $974,320 $3,198,471
                ==========  ========  ========  =========  ======== ======== ==========
Rate
 sensitivity
 gap            $ (244,786)$  (4,368)$ 44,094  $ (205,060)
                ========== ========= =========  ==========
Cumulative rate
 sensitivity
 gap           $  (244,786)$(249,154)$(205,060)
               =========== ========= =========
Cumulative rate
 sensitivity
 gap ratio             .81       .83       .88
               =========== ========= =========

(1) The sensitivity of investment securities is based on the earlier of call dates or scheduled maturities.

Liquidity
Guidelines are established through the Asset/Liability Management committee to ensure a stable source of funding to meet both the expected and unexpected cash demands of loan and deposit customers. The Company maintains a stable base of core deposits provided by long-standing customer relationships. The Company complements this source of liquidity with short-term borrowings through correspondent bank relationships in addition to other corporate customers. Many corporate customers utilize the Company's cash management program sweeping excess deposit funds into repurchase agreements. Therefore, the Company considers the majority of its repurchase agreements as another source of relatively stable funds.

The greatest source of liquidity for the Company is its marketable securities. While the Company classifies all of its investments as available-for-sale, the investment portfolio is highly liquid as approximately 69% of the portfolio consists of marketable U.S. Treasury or federal agency securities. In addition, the Company's investment strategy calls for laddering the maturities of investments purchased. In 1998, there is $172 million of investments scheduled to mature that can be used to meet additional liquidity demands.

Other
During 1997, the Company engaged outside consultants to assist in addressing the potential effect of Year 2000 on operating systems, processes, and facilities. A report identifying the potential costs and remediation effort necessary to become Year 2000 compliant by 1999 was completed in early 1998. The potential merger of the Company with National City and the expected conversion of all critical operating systems to the National City standards may require modification to the Company's Year 2000 plan. Merger integration plans will include provisions to ensure that all Year 2000 issues are addressed and contingency plans developed to ensure that all critical systems are compliant prior to their anticipated exposure dates.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                      Page
                                                                      ----

Responsibilities for Financial Statements......................        26
Report of Ernst & Young LLP, Independent Auditors..............        27
Consolidated Balance Sheet as of December 31, 1997 and 1996....        28
Consolidated Statement of Income for the years ended
  December 31, 1997, 1996, and 1995............................        30
Consolidated Statement of Cash Flows for the years ended
  December 31, 1997, 1996, and 1995............................        32
Consolidated Statement of Changes in Shareholders' Equity for
  the years ended December 31, 1997, 1996, and 1995............        34
Notes to Consolidated Financial Statements.....................        35
Quarterly Financial Information (Unaudited)....................        59

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

Fort Wayne National Corporation

              Report of Ernst & Young LLP, Independent Auditors


Board of Directors
Fort Wayne National Corporation

We have audited the accompanying consolidated balance sheet of Fort Wayne National Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fort Wayne National Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                             /s/ Ernst & Young LLP




January 19, 1998
Fort Wayne, Indiana

              FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                                               As of December 31
                                                 1997       1996
                                             ----------- -----------
                                                 (In thousands)

ASSETS
Cash and due from banks                      $  181,481   $  191,913
Federal funds sold and securities
  purchased under agreements to resell           57,615       56,075
Interest-bearing deposits with banks              2,649          376
Investment securities, at fair value            970,291      974,608
Loans                                         2,056,345    1,875,965
  Less:  Unearned income                         (6,648)      (2,220)
         Allowance for possible loan losses     (29,487)     (30,307)
                                             ----------   ----------
                                  NET LOANS   2,020,210    1,843,438

Premises and equipment                           57,894       55,234
Other assets                                    103,331       99,653
                                             ----------   ----------
                               TOTAL ASSETS  $3,393,471   $3,221,297
                                             ==========   ==========



See accompanying notes.


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                        $  429,822   $  419,118
  Interest-bearing                            2,149,364    2,002,773
                                             ----------   ----------
                            TOTAL DEPOSITS    2,579,186    2,421,891

Federal funds purchased and securities
  sold under agreements to repurchase           328,049      387,357
Notes payable - U.S. Treasury and
  other borrowings                               35,179       37,628
Dividends payable                                 3,972        3,602
Accrued liabilities                              31,042       19,360
Subordinated and other long-term notes          117,551       58,341
                                             ----------   ----------
                        TOTAL LIABILITIES     3,094,979    2,928,179

Deferred gain on sale of premises                   695          961

Shareholders' equity:
  Preferred stock, without par value:
    Class A Voting - 2,000,000 shares
      authorized but unissued
    Class B Nonvoting - 2,000,000 shares
      authorized:
       Series 1 6% convertible shares
        outstanding:  739,976                    36,999       36,999
  Common stock, without par value:
    Authorized shares: 50,000,000
    Issued and outstanding shares:
      1997 - 17,098,932; 1996 - 17,560,251       18,999       19,511
  Capital surplus                                47,455       49,367
  Retained earnings                             183,871      179,052
  Unrealized gain on securities
    available-for-sale                           10,473        7,228
                                             ----------   ----------
                TOTAL SHAREHOLDERS' EQUITY      297,797      292,157
                                             ----------   ----------
                         TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY   $3,393,471   $3,221,297
                                             ==========   ==========


See accompanying notes.

             FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME



                                      For The Years Ended December 31
                                   -------------------------------------
                                        1997        1996       1995
                                      --------    --------   --------
                                   (In thousands, except per share data)

INTEREST INCOME
Interest and fees on loans:
  Taxable                             $173,467   $140,269   $112,241
  Tax-exempt                               893        988      1,363
Interest and dividends on
  investment securities:
    Taxable                             47,905     45,086     34,919
    Tax-exempt                          11,595     11,405     10,479
Interest on federal funds sold
  and securities purchased under
  agreements to resell                   2,360      1,597      1,322
Interest on deposits with banks             55         20          8
                                       -------    -------    -------
               TOTAL INTEREST INCOME   236,275    199,365    160,332

INTEREST EXPENSE
Interest on deposits                    92,564     79,653     65,414
Interest on federal funds
  purchased and securities sold
  under agreements to repurchase        18,235     15,976     13,346
Interest on notes payable -
  U.S. Treasury and other
  borrowings                             1,640      1,183      1,348
Interest on subordinated and
  other long-term notes                  6,289      2,757        868
                                       -------    -------    -------
              TOTAL INTEREST EXPENSE   118,728     99,569     80,976
                                       -------    -------    -------
                 NET INTEREST INCOME
                BEFORE PROVISION FOR
                POSSIBLE LOAN LOSSES   117,547     99,796     79,356
Provision for possible  loan losses      4,587      3,953      2,445
                                       -------    -------    -------
           NET INTEREST INCOME AFTER
              PROVISION FOR POSSIBLE
                         LOAN LOSSES   112,960     95,843     76,911

NONINTEREST INCOME
Fiduciary fees                          14,258     12,459      9,749
Service charges on deposit
  accounts                               7,667      6,515      4,705
Other service charges                    5,004      3,197      2,880
Net securities gains                       232        392         87
Other income                             4,968      2,788      2,178
                                       -------    -------    -------
            TOTAL NONINTEREST INCOME    32,129     25,351     19,599

NONINTEREST EXPENSE
Salaries and wages                      38,204     32,218     25,231
Employee benefits                        8,996      7,506      6,006
Net occupancy expense                    7,622      6,360      5,032
Equipment expense                        7,027      5,228      4,213
FDIC assessment                            311       (116)     1,939
Amortization of goodwill and
 other intangibles                       2,880      1,772        232
Other expense                           25,296     20,209     16,424
                                       -------    -------    -------
           TOTAL NONINTEREST EXPENSE    90,336     73,177     59,077
                                       -------    -------    -------
          INCOME BEFORE INCOME TAXES    54,753     48,017     37,433
Applicable income taxes                 17,907     15,515     10,726
                                       -------    -------    -------
                          NET INCOME   $36,846    $32,502    $26,707
                                       =======    =======    =======

Basic earnings per share               $  1.98    $  1.79    $  1.56
                                       =======    =======    =======
Diluted earnings per share             $  1.92    $  1.74    $  1.53
                                       =======    =======    =======



See accompanying notes.

             FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   For the Years Ended December 31
                                                       1997      1996     1995
                                                     --------  --------  --------
                                                            (In thousands)

OPERATING ACTIVITIES
Net income                                           $ 36,846  $ 32,502  $ 26,707
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Provision for possible loan losses                  4,587     3,953     2,445
    Net accretion and amortization of
      investment securities                               (17)      241       210
    Net accretion and amortization of loans               (19)      (23)      (26)
    Provision for depreciation and amortization
      of premises and equipment                         6,239     4,691     3,522
    Deferred income taxes                                (216)    1,726     1,433
    Capitalized originated mortgage servicing rights     (169)     (189)       --
    Amortization of capitalized originated mortgage
      servicing rights                                     37        17        --
    Amortization of goodwill and other intangibles      2,880     1,772       232
    Amortization of deferred gain on sale of premises    (266)     (266)     (266)
    Gain on sale of investment securities
      available-for-sale                                 (241)     (421)      (90)
    Loss on sale of investment securities
      available-for-sale                                    9        29         3
    Market value adjustment of investment securities
      held for trading                                     --       715      (715)
    Net (gain) loss on sale of investment
      securities held for trading                          --       749      (255)
    Proceeds from sale of investment securities
      held for trading                                     --    69,323     5,172
    Purchase of investment securities held
      for trading                                          --   (49,528)  (25,716)
    Loans originated for resale                       (35,781)  (27,997)  (12,341)
    Unrealized (gain)loss on loans held for sale           --        --       (31)
    Proceeds from sales of loans                       41,163    29,310    11,732
    Net (gain) loss on sale of loans                       45        (5)     (101)
    Net (gain) loss on disposals of premises
      and equipment                                       (39)       --        21
    (Increase)decrease in other assets                 (8,293)    2,477    (7,566)
    Increase (decrease) in other liabilities           11,682    (3,114)      305
                                                     --------  --------  --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES   58,447    65,962     4,675

INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold and
  securities purchased under agreements to resell      (1,540)   47,675   (25,250)
Net (increase) decrease in interest-bearing
  deposits with banks                                  (2,273)       68        --
Proceeds from sales of investment securities
 available-for-sale                                    16,396     4,500     1,478
Proceeds from maturities of investment securities
 available-for-sale                                   188,902  (195,404)   172,275
Purchase of investment securities available-for-sale (195,404) (285,483) (180,068)
Net increase in loans                                (186,767)  (74,876)  (59,602)
Proceeds from disposals of premises and equipment          86        43        32
Purchase of premises and equipment                     (8,946)   (8,157)   (4,483)
Purchase of net assets of Valley Financial
  Services, Inc., net of cash acquired                     --   (62,637)       --
                                                     --------  --------  --------
               NET CASH USED IN INVESTING ACTIVITIES (189,546) (180,957)  (95,618)

FINANCING ACTIVITIES
Net increase in deposits                              157,295    90,729   135,188
Net decrease in short-term borrowings                 (61,757)   (4,053)   (9,250)
Issuance of long-term debt                             90,358    15,817        --
Principal payment on long-term debt                   (31,148)   (4,923)     (760)
Issuance of preferred stock                                --    36,999        --
Issuance of common stock                                   --    20,057        --
Cash dividends paid on common stock                   (13,385)  (11,661)  (10,544)
Cash dividends paid on preferred stock                 (2,220)     (740)       --
Proceeds from exercise of stock options                 2,449     1,277       453
Repurchase of common stock                            (20,925)  (14,196)   (2,826)

                                                     --------  --------  --------

           NET CASH PROVIDED BY FINANCING ACTIVITIES  120,667   129,306   112,261
                                                     --------  --------  --------
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (10,432)   14,311    21,318

Cash and cash equivalents at beginning of period      191,913   177,602   156,284
                                                     --------  --------  --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD $181,481  $191,913  $177,602
                                                     ========  ========  ========
Supplemental disclosures of cash flow information:
  Interest paid                                      $118,241  $100,528  $ 79,878
                                                     ========  ========  ========
  Income taxes paid                                  $ 14,797  $ 14,793  $  9,764
                                                     ========  ========  ========


See accompanying notes.

             FORT WAYNE NATIONAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
           For The Years Ended December 31, 1995, 1996, and 1997
               (Dollars in thousands, except per share data)
                                                                    Net
                                                                 Unrealized
                                                                 Gain (Loss)
                                                                     On      Total
                                                                 Securities  Share-
                             Preferred  Common  Capital Retained Available-  holders'
                               Stock    Stock   Surplus Earnings For-Sale    Equity
                             --------- ------- ------- -------- ---------- --------

Balance at January 1, 1995   $     --  $19,157 $31,618 $157,189    $(8,968)$198,996
Net income                         --       --      --   26,707         --   26,707
Issuance of 59,624 shares
 of common stock                   --       66     387       --         --      453
Repurchase of 157,500 shares
 of common stock                   --     (175)   (503)  (2,148)        --   (2,826)
Cash dividends -
 $.63 per common share             --       --      --  (10,758)        --  (10,758)
Net unrealized gain
 on securities
 available-for-sale                --       --      --       --     21,139   21,139
                              -------  ------- ------- -------- ---------- --------
Balance at December 31, 1995       --   19,048  31,502  170,990     12,171  233,711
Net income                         --       --      --   32,502         --   32,502
Issuance of 739,976 shares
 of Class B Nonvoting
 Series 1 6% convertible
 preferred stock               36,999       --      --       --         --   36,999
Issuance of 1,083,510 shares
 of common stock                   --    1,203  19,990       --         --   21,193
Repurchase of 666,335 shares
 of common stock                   --     (740) (2,266) (11,190)        --  (14,196)
Cash dividends:
 Common stock -
   $.68 per share                  --       --      --  (11,955)        --  (11,955)
 Preferred stock -
   $1.75 per share                 --       --      --   (1,295)        --   (1,295)
Tax benefit of nonqualified
 stock options exercised           --       --     141       --         --      141
Net unrealized loss
 on securities
 available-for-sale acquired       --       --      --       --       (311)    (311)
Net unrealized loss
 on securities
 available-for-sale                --       --      --       --     (4,632)  (4,632)
                              -------  ------- ------- -------- ---------- --------
Balance at December 31, 1996   36,999   19,511  49,367  179,052      7,228  292,157
Net income                         --       --      --   36,846         --   36,846
 Issuance of 138,681 shares
  of common stock                  --      154   2,107       (8)        --    2,253
 Repurchase of 600,000 shares
  of common stock                  --     (666) (4,215) (16,044)        --  (20,925)
 Cash dividends:
  Common stock -
    $.79 per share                 --       --      --  (13,755)        --  (13,755)
  Preferred stock -
    $3.00 per share                --       --      --   (2,220)        --   (2,220)
Tax benefit of nonqualified
 stock options exercised           --       --     196       --         --      196
 Net unrealized gain
  on securities
  available-for-sale               --       --      --       --      3,245    3,245
                              -------  ------- ------- -------- ---------- --------
Balance at December 31, 1997 $ 36,999  $18,999 $47,455 $183,871   $ 10,473 $297,797
                              =======  ======= ======= ======== ========== ========

See accompanying notes.

            Fort Wayne National Corporation and Subsidiaries

                Notes to Consolidated Financial Statements

                            December 31, 1997


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


Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.


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

Generally, a loan is classified as nonaccrual and the accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed, and interest accrued in the prior year is charged to the allowance for possible loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal and accrued interest, and the loan is in the process of collection.


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


Intangible Assets

Goodwill and other intangibles of $50,424,000 and $53,094,000 at December 31, 1997 and 1996, respectively, net of accumulated amortization of $6,185,000 and $3,305,000, respectively, are amortized using the straight-line method over periods ranging from 15 to 25 years. The carrying value of goodwill and other intangibles is reviewed regularly for indicators of impairment of value.


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


2.  Acquisition of Valley Financial Services, Inc.

On June 1, 1996 the Company acquired, through merger of Valley Financial Services, Inc. (VFS), with and into the Company, all of the issued and outstanding stock of VFS's only banking subsidiary, Valley American Bank and Trust Company. The merger was completed in accordance with an Agreement and Plan of Merger between VFS and the Company, dated November 6, 1995. Merger consideration consisted of $53 million in cash, $20 million in common stock and $37 million in preferred stock. Goodwill and other intangibles of $52.8 million recorded in connection with this acquisition are being amortized over periods up to 25 years. VFS had assets of $824 million at June 1, 1996. This acquisition has been accounted for as a purchase, and accordingly, the results of operations of VFS have been included in the consolidated results of operations of the Company from the date of acquisition.

The following pro forma data reflects the consolidated results of operations of the Company as though VFS had been combined as of the beginning of each period presented:


                                                      1996        1995
                                                   ---------    ---------
                                                      (In thousands,
                                                   except per share data)

Interest income                                     $223,725     $217,608
Interest expense                                     112,563      111,375
                                                    --------     --------
Net interest income                                 $111,162     $106,233
                                                    ========     ========

Net income                                          $ 29,666     $ 29,058
                                                    ========     ========

Basic earnings per share                               $1.53        $1.48
                                                    ========     ========
Diluted earnings per share                             $1.51        $1.46
                                                    ========     ========

3. Restrictions on Cash and Due From Bank Accounts

The Company's subsidiary banks are required to maintain average reserve balances at the Federal Reserve Bank. The amount of those required reserve balances as of December 31, 1997 was approximately $15,455,000.

4. Investment Securities

A summary of available-for-sale investment securities is as follows:

                                         Gross        Gross
                            Amortized  Unrealized  Unrealized      Fair
                               Cost      Gains        Losses       Value
                            ---------  ----------  -----------  ----------

                                           (In thousands)
December 31, 1997:
 U.S. Treasury               $251,529     $ 3,309    $     79    $254,759
 U.S. Federal agencies        380,164       3,596         347     383,413
 U.S. Federal agency
   mortgage-backed securities  33,463         384          24      33,823
 States and political
   subdivisions               210,780      10,047         104     220,723
 Corporate debt securities     56,454         717          57      57,114
 Other                         20,109         359           9      20,459
                             --------     -------    --------    --------

                    Total    $952,499     $18,412    $    620    $970,291
                             ========     =======    ========    ========

December 31, 1996:
 U.S. Treasury               $318,297     $ 2,368    $    352    $320,313
 U.S. Federal agencies        333,413       3,015       1,210     335,218
 U.S. Federal agency
   mortgage-backed securities  38,377         296         236      38,437
 States and political
   subdivisions               210,451       7,992         620     217,823
 Corporate debt securities     46,315         987         107      47,195
 Other                         15,079         551           8      15,622
                             --------     -------    --------    --------

                    Total    $961,932     $15,209    $  2,533    $974,608
                             ========     =======    ========    ========

The amortized cost and fair value of available-for-sale investment securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                 Amortized       Fair
                                                    Cost         Value
                                                 ----------    ---------
                                                      (In thousands)

  Due in one year or less                         $ 176,238    $ 176,561
  Due after one year through five years             559,633      568,358
  Due after five years through ten years            133,239      138,486
  Due after ten years                                64,795       67,932
                                                  ---------    ---------
                           Total Debt Securities    933,905      951,337
  Investments in equity securities                   18,594       18,954
                                                  ---------    ---------
                                          Total    $952,499     $970,291
                                                  =========    =========

Investment securities with a carrying value of approximately $753,973,000 and $566,304,000 at December 31, 1997 and 1996, respectively, were pledged as collateral for public and trust deposits, securities sold under agreements to repurchase, and for other purposes as required by law or contract.


5. Loans

Loans by classification as of December 31 are as follows:

                                                  1997          1996
                                                ----------   ----------
                                                     (In thousands)

  Commercial                                    $  712,035  $   660,215
  Real estate - construction                        54,241       49,693
  Real estate - mortgage                           974,528      897,734
  Installment                                      276,888      257,408
  Financing leases                                  38,653       10,915
                                                ----------   ----------
                                Gross Loans     $2,056,345   $1,875,965
                                                ==========   ==========

At December 31, 1997 and 1996, the recorded investment in loans that are considered to be impaired under Statement 114 was $13,967,000 and $18,559,000, respectively, for which the related allowance for possible loan losses was $6,618,000 and $5,047,000, respectively. The average investment in impaired loans during the years ended December 31, 1997, 1996, and 1995 were approximately $15,483,000, $23,840,000, and $21,160,000, respectively. Interest income recognized by the Company on those impaired loans was $1,247,000 in 1997, $1,051,000 in 1996 and $1,141,000 in 1995, which included zero, $220,000, and zero, respectively, of interest recognized using the cash basis method of income recognition.

Certain directors and executive officers of the Company and its significant subsidiaries, their families, and certain entities in which they have an ownership interest were customers of the Company's subsidiary banks. Loans with these parties were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amounts of these loans were $50,118,000 and $35,382,000 at December 31, 1997 and 1996, respectively.
During 1997, $70,597,000 of new loans were made and repayments and loan reductions totaled $55,861,000.

6. Allowance for Possible Loan Losses

Changes in the allowance for possible loan losses for the years ended December 31 are as follows:

                                         1997       1996       1995
                                        -------    -------    -------
                                               (In thousands)
  Balance at beginning of year          $30,307    $20,047    $21,795
  Add (deduct):
   Allowance of acquired subsidiary          --     11,800         --
   Provisions                             4,587      3,953      2,445
   Recoveries                             1,203      1,151        763
   Loan charge-offs                      (6,610)    (6,644)    (4,956)
                                        -------    -------    -------
            Balance At End Of Year      $29,487    $30,307    $20,047
                                        =======    =======    =======


7. Premises and Equipment and Lease Agreements

Premises and equipment at December 31 consist of the following:

                                                     1997       1996
                                                    -------    -------
                                                      (In thousands)
  Land                                              $ 7,070    $ 6,773
  Buildings                                          38,914     37,873
  Equipment                                          52,725     45,677
  Leasehold improvements                             13,407     13,241
                                                    -------    -------
                                      Total Cost    112,116    103,564
  Allowances for depreciation
    and amortization                                (54,222)   (48,330)
                                                    -------    -------
                       Net Premises And Equipment   $57,894    $55,234
                                                    =======    =======

Total rental expense (principally buildings and equipment), net of sublease income of $1,103,000 in 1997, $984,000 in 1996 and $813,000 in 1995, amounted to
$2,928,000, $2,175,000, and $1,467,000 in 1997, 1996 and 1995, respectively.

Future minimum rental commitments under noncancelable operating leases as of December 31, 1997, net of future sublease rentals of approximately 28% of the total in each period, are as follows (In thousands):

                     1998                             $2,922
                     1999                              2,887
                     2000                              2,694
                     2001                              1,738
                     2002                              1,553
                     Thereafter                        8,283

The Company's lease agreements on its main office facility have lease terms through March 2008 with options to extend the lease term through 2069 and to purchase the property at its fair market value. The lease agreements also provide for rent escalations based upon the Company's share of any increases in the operating expenses of the building.

Details of net occupancy expense for the years ended December 31 are as follows:

                                                  1997     1996     1995
                                                 -------  -------  -------
                                                       (In thousands)
Gross occupancy expense                          $ 8,745   $7,613  $6,100
Rental income                                     (1,123)  (1,253) (1,068)
                                                 -------  -------  ------
                        Net Occupancy Expense    $ 7,622   $6,360  $5,032
                                                 =======  =======  ======

8. Deposits

Time certificates of deposit of $100,000 or more amounted to $323,079,000 at December 31, 1997 and $268,223,000 at December 31, 1996.


9.  Income Taxes

Deferred tax assets and liabilities at December 31 are comprised of the following:

                                                  1997         1996
                                                -------      -------
                                                   (In thousands)
Deferred tax assets:
  Allowance for possible loan losses            $11,950      $12,282
  Deferred gain on sale of premises                 274          379
  Accrued pension liability                         687          234
  Benefits restoration plan                         425          473
  Other                                           1,097        1,402
                                                -------      -------
                  Total Deferred Tax Assets      14,433       14,770

Deferred tax liabilities:
  Net unrealized gain on securities
    available-for-sale                            7,008        5,051
  Tax over book depreciation                        935        1,183
  Direct financing leases                         1,489        1,834
  Purchase accounting adjustments                 1,913        1,967
  Accreted discount on bonds                        754          683
  Other                                             710          687
                                                -------      -------
             Total Deferred Tax Liabilities      12,809       11,405
                                                -------      -------
                    Net Deferred Tax Assets     $ 1,624      $ 3,365
                                                =======      =======

The components of income tax expense (credit) for the years ended December 31 are as follows:

                                              1997       1996       1995
                                            -------    -------    -------
                                                   (In thousands)
Current:
  Federal                                   $14,207    $ 9,775    $ 6,534
  State                                       3,916      4,014      2,759
                                            -------    -------    -------
                     Total Current Taxes     18,123     13,789      9,293

Deferred:
  Federal                                      (135)     1,674      1,132
  State                                         (81)        52        301
                                            -------    -------    -------
                    Total Deferred Taxes       (216)     1,726      1,433
                                            -------    -------    -------
                       Total Tax Expense    $17,907    $15,515    $10,726
                                            =======    =======    =======

Included in income tax expense are applicable income taxes of $94,000, $159,000 and $35,000 relating to investment securities gains for 1997, 1996 and 1995, respectively.

A reconciliation of income taxes computed at the statutory federal income tax rate (35%) to income tax expense is as follows:

                                              1997       1996        1995
                                            -------    -------     -------
                                                    (In thousands)
  Federal income tax                        $19,163     $16,806     $13,101
  Add (deduct) tax effects of:
   Tax-exempt income                         (4,371)     (4,327)     (4,145)
   State income tax,
     net of federal tax benefit               2,493       2,643       1,989
   Amortization of goodwill and
     other intangibles                        1,008         620          81
   Other - net                                 (386)       (227)       (300)
                                            -------     -------     -------
                                   Total    $17,907     $15,515     $10,726
                                            =======     =======     =======

10. Debt Arrangements

The Company has a revolving line of credit with another bank totaling $15,000,000, of which no amounts were outstanding at December 31, 1997.

Subordinated and other long-term notes at December 31 consist of the following:

                                                     1997        1996
                                                    -------    -------
                                                      (In thousands)

  9.85% Capital Securities                         $ 30,000   $     --
  Federal Home Loan Bank borrowings:
   5.5552% variable rate note                            --      4,000
   6.403% fixed rate note                                --      5,000
   6.19% fixed rate note                                 --      1,999
   5.5513% variable rate note                            --     11,000
   5.16% fixed rate note, due September 15, 1998      4,998      4,996
   6.64% fixed rate note, due July 16, 1999           2,998      2,997
   5.555% fixed rate note through July 30, 1998,
     and variable thereafter until
     final maturity July 31, 2000                    30,000         --
   5.686% fixed rate note through December 10, 1998,
     and variable thereafter until final maturity
     December 11, 2000                               25,000         --
   5.79% fixed rate note, final maturity
     July 15, 2003                                    3,243      3,682
   6.88% fixed rate note, final maturity
     November 15, 2016                                  810        817
  Other                                              20,502     23,850
                                                    -------    -------
                                           Total   $117,551    $58,341
                                                    =======    =======

Principal maturities of subordinated and long-term notes are as follows (In thousands):

                     1998                       $10,798
                     1999                         6,090
                     2000                        57,960
                     2001                         3,327
                     2002                         3,300
                     Thereafter                  36,076

The 9.85% Capital Securities which are due on April 15, 2027 were issued by the Company's recently formed subsidiary, Fort Wayne Capital Trust I, a statutory business trust formed under the laws of the State of Delaware. The assets of the Capital Trust are comprised of $30,000,000 of Junior Subordinated Notes, maturing April 15, 2027, at a 9.85% interest rate. These notes are unsecured and are subordinated to all other indebtedness of the Company.

The Federal Home Loan Bank borrowings each require monthly interest payments. The 5.79% and 6.88% fixed rate notes require annual principal payments. The two variable rate notes outstanding at December 31, 1997 are adjustable quarterly to LIBOR, after December 10, 1998 for the current 5.686% note and after July 30, 1998 for the current 5.555% note. All of the Federal Home Loan Bank borrowings are covered by a blanket collateral arrangement executed with the Federal Home Loan Bank of Indianapolis. The carrying value of total eligible assets (primarily 1-4 family mortgage loans) available as collateral to secure current and future advances as of December 31, 1997 is approximately $333,613,000.

11. Preferred Stock

The Class B Nonvoting Preferred Stock Series 1 (Series 1 Stock)is 6% cumulative convertible nonvoting preferred stock with a stated value of $50 per share. The holders of the Series 1 Stock are entitled to receive cumulative preferred dividends payable quarterly at the annual rate of 6%. The Series 1 Stock may be redeemed by the Company at its option at any time or from time to time on or after April 1, 2002 at $50 per share, plus accrued and unpaid dividends. Such redemption may be subject to prior approval by the Federal Reserve Bank. Holders of the Series 1 Stock have the right, at their option, to convert each share of Series 1 Stock into 2.01939 shares of the Company's common stock. The sale of shares of the Series 1 Stock (or any shares of common stock received upon conversion of Series 1 Stock) is prohibited for a two year period ending May 31, 1998.


12. Earnings Per Share And Per Share Data

On May 20, 1997, the Company's Board of Directors approved a three-for-two common stock split. This split was paid July 15, 1997 to common shareholders of record as of June 16, 1997. All share and per share data has been restated to reflect the split.

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (Statement 128), "Earnings Per Share." Statement 128 replaced the calculations of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share (Dollars in thousands, except per share data):

                                        1997           1996            1995
                                     ----------     ----------     ----------

Basic earnings per share:
 Net income                             $36,846        $32,502        $26,707
 Less: Preferred stock dividends         (2,220)        (1,295)            --
                                     ----------     ----------     ----------
 Income applicable to common shares     $34,626        $31,207        $26,707
                                     ==========     ==========     ==========

 Weighted-average common shares
  outstanding                        17,456,525     17,480,178     17,173,916
                                     ==========     ==========     ==========
           Basic Earnings Per Share       $1.98          $1.79          $1.56
                                     ==========     ==========     ==========

Diluted earnings per share:
 Net income                             $36,846        $32,502        $26,707
                                     ==========     ==========     ==========

 Weighted-average common shares
  outstanding                        17,456,525     17,480,178     17,173,916
 Dilutive employee stock options        263,049        290,280        274,188
 Dilutive convertible
   preferred stock                    1,494,297        871,673             --
                                     ----------     ----------     ----------
 Weighted-average common shares
  and assumed conversions            19,213,871     18,642,131     17,448,104
                                     ==========     ==========     ==========
         Diluted Earnings Per Share       $1.92          $1.74          $1.53
                                     ==========     ==========     ==========


For additional disclosures regarding the outstanding preferred stock and the employee stock options, see Notes 11 and 14, respectively.

13.  Regulatory Matters

Payments of dividends and extensions of credit by the Company's subsidiary banks to the Company are subject to certain restrictions under banking laws. The Company's subsidiary banks could have declared additional dividends of approximately $30,229,000 to the Company in 1997 without obtaining regulatory approval.

The Federal Reserve Act limits the extensions of credit from a subsidiary bank to any affiliate to 10% and to all affiliates to 20% of a subsidiary bank's capital and surplus (net assets) as defined.

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum ratios of 4% for Tier I risk-based capital, 8% for total risk-based capital and 4% for Tier I leverage. To be considered well capitalized ratios are 6%, 10% and 5%, respectively. Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements to which it is subject. In addition, each subsidiary bank had regulatory capital ratios in excess of the levels established for well capitalized institutions.

The following is a summary of the capital ratios of the Company and its lead subsidiary bank, Fort Wayne National Bank, as well as a comparison of the period-end capital balances with related amounts established by the regulators:

                                                Capital Amounts
                                      -------------------------------------
                                                                   Well
                              Ratios    Actual       Minimum    Capitalized
                             -------  -----------  -----------  -----------
                                            (Dollars in thousands)
 As of December 31, 1997:
 Tier I risk-based capital
   The Company                12.09%    $266,870     $ 88,294     $132,441
   Fort Wayne National Bank   10.29      124,808       48,510       72,764
 Total risk-based capital
   The Company                13.34      294,485      176,588      220,735
   Fort Wayne National Bank   11.26      136,498       97,019      121,274
 Period end Tier I leverage
   The Company                 7.98      266,870      133,721      167,151
   Fort Wayne National Bank    7.17      124,808       69,594       86,992

 As of December 31, 1996:
 Tier I risk-based capital
   The Company                11.70%    $231,818     $ 79,246     $118,869
   Fort Wayne National Bank   10.85      109,898       40,517       60,776
 Total risk-based capital
   The Company                12.95      256,649      158,492      198,115
   Fort Wayne National Bank   11.99      121,475       81,034      101,293
 Period end Tier I leverage
   The Company                 7.32      231,818      126,727      158,409
   Fort Wayne National Bank    7.29      109,898       60,291       75,363


As of December 31, 1997 the Company was not aware of any known trends, events or uncertainties that would have or that are reasonably likely to have material effect on the Company's liquidity, capital resources or operations, nor was the Company aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.


14.  Stock Incentive Plans

The Company maintains two stock incentive plans under which incentive and nonqualified stock options may be or have been granted to employees. Under these plans, options may be granted for periods of up to ten years and are generally exercisable one year after the date of grant. The option price is equal to 100% of the fair value of the shares at the date of grant. In addition, stock appreciation rights may be granted in tandem with options. All options vest annually on the anniversary date of the grant at the rate of 25% of the number of options granted. The Company's 1994 Stock Incentive Plan authorizes the grant of options to key employees for up to 2,025,000 shares of the Company's common stock.

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

A summary of the Company's stock option activity, and related information, for the years ended December 31 is as follows:

                           1997                1996                1995
                    ------------------  ------------------  ------------------
                             Weighted            Weighted            Weighted
                             -Average            -Average            -Average
                             Exercise            Exercise            Exercise
                    Options    Price    Options    Price    Options    Price
                   --------- --------  --------- --------  --------- --------

Outstanding -
  beginning of
  year               833,371   $19.32    743,636   $17.31    673,097   $16.38
Options granted      340,468   $28.53    278,547   $21.42    154,645   $17.77
Options
  exercised         (211,253)  $18.58   (184,613)  $14.41    (82,794)  $10.65
Options
  forfeited           (6,600)  $20.39     (4,199)  $18.01     (1,312)  $18.45
                   ---------           ---------           ---------
Outstanding -
  End Of Year        955,986   $22.76    833,371   $19.32    743,636   $17.31
                   =========           =========           =========
Exercisable At
  End Of Year        324,274   $18.95    355,850   $18.51    271,586   $16.73
                   =========           =========           =========
Weighted Average
  Fair Value Of
  Options Granted
  During The Year              $ 6.69              $ 5.05              $ 4.48
                               ======              ======              ======


Exercise prices for options outstanding at December 31, 1997 range from $17.25 to $39.81. The weighted-average remaining contractual life of those options is
3.17 years. During 1997, 1996 and 1995, employees surrendered 75,378, 73,264 and 26,185 shares, respectively, for payment to the Company for stock options exercised.

The fair value of options granted in 1997 and 1996 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                          1997               1996
                                         -------           -------
      Risk-free interest rate              6.50%             6.32%
      Dividend yield                       3.11%             3.24%
      Volatility factor                   23.65%            24.17%
      Expected option life               5 years           5 years

Because the pro forma effect of applying the fair value method to the Company's stock options is not material, such pro forma information is not presented.

The Company also maintains a Nonemployee Director Stock Incentive Plan (Director
Plan) which calls for a formula-based grant of stock to active nonemployee members of the Company's Board of Directors. During 1997, 1996 and 1995, there were 2,706, 2,880 and 3,015 shares of the Company's Common Stock issued under the Director Plan, respectively.

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


The following table sets forth the funded status and amount recognized for the Company's defined benefit pension plan in the consolidated balance sheet at December 31 (In thousands):

                                                         1997        1996
                                                       --------    --------

 Actuarial present value of accumulated benefit
   obligations, including vested benefits of
   $21,051 in 1997 and $17,613 in 1996                 $ 23,130    $ 19,268
                                                       ========    ========

 Actuarial present value of projected
  benefit obligation for services rendered
  to date                                              $(30,077)   $(25,070)

 Plan assets at fair value, primarily investments
  in bond and equity funds                               36,745      29,835
                                                       --------    --------
 Plan assets in excess of projected
  benefit obligation                                      6,668       4,765
 Unrecognized prior service cost                             10          14
 Unrecognized net gain                                   (8,375)     (5,356)
                                                       --------    --------
                          Accrued Pension Liability    $ (1,697)   $   (577)
                                                       ========    ========


At December 31, 1997 and 1996, plan assets include 117,000 and 120,000 shares of the Company's common stock with a fair value of $5,382,000 and $3,040,000, respectively, investments in the a temporary certificate of deposit fund of $75,000 and $143,000, respectively, and investments in common trust funds with a fair value of $31,264,000 and $26,652,000, respectively. Both the temporary certificate of deposit fund and the common trust funds are administered by Fort Wayne National Bank. During 1997 and 1996, interest and dividends earned on these investments amounted to $98,000 and $115,000, respectively.

Net pension cost of the Company's defined benefit pension plan included the following components:

                                                 1997       1996       1995
                                               -------    -------    -------
                                                       (In thousands)
  Service cost benefits earned
    during the period                          $ 1,852    $ 1,612    $   987
  Interest cost on projected
    benefit obligation                           1,796      1,621      1,455
  Actual return on plan assets                  (7,892)    (3,191)    (5,229)
  Net amortization and deferral                  5,364        672      3,083
                                               -------    -------    -------
                        Net Pension Expense    $ 1,120    $   714    $   296
                                               =======    =======    =======

Assumptions used in determining the projected benefit obligations and net periodic pension expense were:

                                                  1997     1996     1995
                                                 ------   ------   ------
  Discount rate                                   6.75%    7.25%    7.25%
  Rate of increase in future
     compensation levels                          5.50%    5.50%    5.50%
  Expected long-term rate of return
     on plan assets                               8.00%    8.00%    8.00%

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

The following table sets forth the amount recognized for the Company's unfunded Benefits Restoration Plan in the consolidated balance sheet at December 31 (In thousands):

                                                         1997         1996
                                                       -------      -------
 Actuarial present value of accumulated benefit
   obligations, including vested benefits of
   $1,272 in 1997 and $1,607 in 1996                   $ 1,272      $ 1,607
                                                       =======      =======
 Actuarial present value of projected
  benefit obligation for services rendered
  to date                                              $(1,508)     $(1,764)
 Unrecognized prior service cost                            --           40
 Unrecognized net loss                                     462          421
 Unrecognized net obligation                                --          137
                                                       -------      -------
        Accrued Benefits Restoration Plan Liability    $(1,046)     $(1,166)
                                                       =======      =======

Net cost of the Company's unfunded Benefits Restoration Plan included the following components:

                                                 1997       1996       1995
                                                ------     ------     ------
                                                      (In thousands)
  Service cost benefits earned
    during the period                           $   18     $   10     $   49
  Interest cost on projected
    benefit obligation                             102        121        102
  Net amortization and deferral                    (29)       260        199
                                                ------     ------     ------
      Net Benefits Restoration Plan Expense     $   90     $  391     $  350
                                                ======     ======     ======


Assumptions used in determining the projected benefit obligations and net periodic expense were:

                                                  1997     1996     1995
                                                 ------   ------   ------
  Discount rate                                   6.75%    7.25%    7.25%
  Rate of increase in future
     compensation levels                          6.00%    6.00%    6.00%
  Expected long-term rate of return
     on plan assets                               8.00%    8.00%    8.00%

The Company has an employees' saving and profit sharing plan for all full-time employees who have completed one year of continuous service. The Company's contribution to this plan has certain restrictions based on the amount of capital accounts and earnings (as defined by the Plan) and on the aggregate basic annual compensation of participating employees. The amount expensed for this plan amounted to $2,687,000, $2,361,000 and $1,906,000 in 1997, 1996, and
1995, respectively.


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

Loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding amounted to $816,697,000 and $63,473,000, respectively, at December 31, 1997. Commitments under commercial letters of credit were $2,642,000 and $4,039,000 at December 31, 1997 and 1996, respectively.


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

Eurodollar futures contracts are used by the Company to hedge interest rate exposure on specific short-term liabilities. Each contract represents an obligation to pay changes in the interest expense on a notional $1,000,000 three month Eurodollar time deposit. The Company's futures exposure increases in the event that interest rates decrease, and at present is limited to approximately $14,500 per contract. This maximum exposure represents the change in interest expense on a three month $1,000,000 time deposit which would result if interest rates dropped from current levels of 5.8% to zero. At year end the Company had 693 Eurodollar contracts outstanding with a maximum possible exposure of $10 million.

Deferred losses totaling $241,000 at December 31, 1997, resulting from Eurodollar futures contracts, are included in interest-bearing liabilities and will be amortized as an increase to interest expense on the Company's short-term obligations over various periods up to two years.

A reconciliation of the gross contract amounts of Eurodollar futures contracts and the effect on net interest income recorded for the years ended December 31 are as follows:

                                         1997       1996        1995
                                      ---------   ---------   ---------
                                           (Dollars in thousands)

Contracts at beginning of year              704         653          458
New Contracts                             2,212       1,679          909
Closed Contracts                         (2,223)     (1,628)        (714)
                                      ---------   ---------   ----------
          Contracts At End Of Year          693         704          653
                                      =========   =========   ==========
                   Decrease To Net
                   Interest Income    $     586   $     599   $      152
                                      =========   =========   ==========

During 1996 and 1995, the Company also utilized U.S. Treasury note and bond futures and option contracts to hedge against price changes of specific U.S. Treasury securities held in the Company's trading accounts.


18.  Fair Values of Financial Instruments

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

Off-balance-sheet instruments: Fair values of the Company's off-balance-sheet instruments (futures, guarantees, and loan commitments), are based on quoted market prices (futures) or fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing (guarantees, loan commitments).

The carrying amount and estimated fair values of the Company's financial instruments at December 31 are as follows:

                                     1997                      1996
                            ----------------------    ----------------------
                              Carrying     Fair        Carrying      Fair
                               Amount      Value         Amount      Value
                            ----------  ----------    ----------  ----------
                                             (In thousands)
Financial Assets:
Cash and due
 from banks                 $  181,481  $  181,481    $  191,913  $  191,913
Federal funds sold and
 securities purchased under
 agreements to resell           57,615      57,615        56,075      56,075
Interest-bearing deposits
 with banks                      2,649       2,649           376         376
Investment securities          970,291     970,291       974,608     974,608
Net loans                    2,020,210   2,059,947     1,843,438   1,939,588


Financial Liabilities:
Deposits:
 Noninterest-bearing           429,822     429,822       419,118     419,118
 Interest-bearing            2,149,364   2,151,766     2,002,773   2,003,170
                            ----------  ----------    ----------  ----------
           Total Deposits    2,579,186   2,581,588     2,421,891   2,422,288

Federal funds purchased and
 securities sold under
 agreements to repurchase      328,049     328,049       387,357     387,357
Notes payable-U.S. Treasury
 and other borrowings           35,179      35,179        37,628      37,628
Subordinated and other
 long-term notes               117,551     115,560        58,341      58,891

Off-Balance-Sheet Instruments:
Loan commitments                    --      (1,021)           --        (768)
Standby and commercial
 letters of credit                  --        (317)           --        (280)
Interest rate futures
 contracts                          --        (272)           --        (172)

19. Fort Wayne National Corporation (Parent Company Only) Financial
Information

Balance Sheet

                                                       1997       1996
                                                    --------    --------
                                                       (In thousands)
Assets
  Cash                                               $  3,973    $  3,602
  Short-term investments                               18,811       6,384
  Investment in subsidiaries                          326,341     304,188
  Other assets                                          4,091       5,856
                                                     --------    --------
                                    Total Assets     $353,216    $320,030
                                                     ========    ========

Liabilities and Shareholders' Equity
  Dividends payable                                  $  3,972    $  3,602
  Other liabilities                                     1,546         421
  Subordinated and other long-term notes               49,901      23,850

  Shareholders' equity:
     Preferred stock                                   36,999      36,999
     Common stock                                      18,999      19,511
     Capital Surplus                                   47,455      49,367
     Retained Earnings                                183,871     179,052
     Net unrealized gain on
       available-for-sale securities                   10,473       7,228
                                                     --------    --------
                        Total Shareholders' Equity    297,797     292,157
                                                     --------    --------
        Total Liabilities And Shareholders' Equity   $353,216    $320,030
                                                     ========    ========

Statement of Income
                                                       For The Years
                                                     Ended December 31
                                                 1997       1996      1995
                                                -------   -------   -------
                                                       (In thousands)
Income
  Dividends from subsidiaries                   $29,447  $ 32,848   $18,897
  Interest and dividends on investments           1,917     1,740     2,581
  Other income                                        1       372        20
                                                -------   -------   -------
                                Total Income     31,365    34,960    21,498

Expenses
  Interest on subordinated and
    other long-term notes                         3,979     1,588       868
  Other expenses                                  2,623     1,563       593
                                                -------   -------   -------
                              Total Expenses      6,602     3,151     1,461
                                                -------   -------   -------
             Income Before Applicable Income
           Taxes And Equity In Undistributed
                  Net Income Of Subsidiaries     24,763    31,809    20,037
 Applicable income taxes (credit)                (1,903)     (713)      350
                                                -------   -------   -------
       Income Before Equity In Undistributed
                  Net Income Of Subsidiaries     26,666    32,522    19,687
 Equity in undistributed
   net income of subsidiaries                    10,180       (20)    7,020
                                                -------   -------   -------
                                  Net Income    $36,846  $ 32,502   $26,707
                                                =======   =======   =======

Statement of Cash Flows
                                                       For The Years
                                                     Ended December 31
                                                  1997       1996      1995
                                                --------   -------   -------
                                                       (In thousands)
Operating activities
Net income                                      $ 36,846   $32,502   $26,707
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed net income of
      subsidiaries                               (10,180)       20    (7,020)
    Gain on sale of securities                        (1)     (362)       --
    (Increase) decrease in other assets             (565)     (406)      343
    Increase in other liabilities                    909       100        52
                                                --------   -------   -------
   Net Cash Provided By Operating Activities      27,009    31,854    20,082

Investing activities
  Net (increase) decrease in short-term
    investments                                  (12,428)   35,663    (5,187)
  Purchase of securities                              --      (523)   (1,004)
  Proceeds from sales of securities                2,221     1,372        --
  Net assets of Valley Financial
   Services, Inc., net of cash acquired               --  (110,417)       --
  Investment in FWNB Asset Management, LLC        (8,616)       --        --
                                                --------   -------   -------
       Net Cash Used In Investing Activities     (18,823)  (73,905)   (6,191)

Financing activities
  Net advances from subsidiaries                     216        --        --
  Issuance of long-term debt                      30,000    15,000        --
  Principal payments on long-term notes           (3,950)   (3,826)     (760)
  Cash dividends paid on common stock            (13,385)  (11,661)  (10,544)
  Cash dividends paid on preferred stock          (2,220)     (740)       --
  Issuance of preferred stock                         --    36,999        --
  Issuance of common stock                            --    20,057        --
  Proceeds from exercise of stock options          2,449     1,277       453
  Repurchase of common stock                     (20,925)  (14,196)   (2,826)
                                                --------   -------   -------
              Net Cash Provided By (Used In)
                       Financing Activities       (7,815)   42,910   (13,677)
                                                --------   -------   -------
                       Net Increase In Cash          371       859       214
Cash at beginning of year                          3,602     2,743     2,529
                                                --------   -------   -------
                         Cash At End Of Year    $  3,973   $ 3,602   $ 2,743
                                                ========   =======   =======

20.  Proposed Merger With National City Corporation

The Company entered into an Agreement and Plan of Merger (the Agreement) dated January 12, 1998 providing for the merger of the Company with and into National City Corporation (National City). As of the effective time of the merger, each outstanding share of the Company's common stock will be converted into .75 shares of National City common stock. Each outstanding share of the Company's Class B Series 1 6% convertible preferred stock will receive one share of National City's preferred stock. Based on the January 9, 1998 market price of National City stock, the transaction has a value of $44.44 per share for a total of approximately $826 million. Consummation of the merger is subject to a number of conditions including receipt of approval of the Agreement by shareholders of the Company, receipt of all required regulatory approvals and fairness opinions. Under the Agreement, the Company will operate its business in the ordinary course and use its commercially reasonable efforts to preserve intact its business organization. The transaction is expected to close in the second quarter of 1998. The merger will be accounted for as a purchase.

                       QUARTERLY FINANCIAL DATA (UNAUDITED)

                           First    Second     Third    Fourth
                          Quarter   Quarter   Quarter   Quarter    Total
                          --------  --------  --------  --------  --------
                                (In thousands except per share data)
          1997
------------------------
Total interest income     $ 56,786  $ 58,546  $ 59,770  $ 61,173  $236,275
Total interest expense      28,032    29,171    29,946    31,579   118,728
                          --------  --------  --------  --------  --------
Net Interest Income
  Before Provision For
  Possible Loan Losses      28,754    29,375    29,824    29,594   117,547
Provision for possible
  loan losses                1,070     1,170     1,170     1,177     4,587
                          --------  --------  --------  --------  --------
Net Interest Income
  After Provision For
  Possible Loan Losses      27,684    28,205    28,654    28,417   112,960

Noninterest income
  Fiduciary fees             3,676     3,310     3,704     3,568    14,258
  Other                      3,875     4,480     4,301     4,983    17,639
  Net securities gains          37         7        54       134       232
                          --------  --------  --------  --------  --------
Total Noninterest Income     7,588     7,797     8,059     8,685    32,129

Noninterest expense
  Salaries and benefits     11,512    11,579    12,119    11,990    47,200
  Other                      9,678    10,800    11,268    11,390    43,136
                          --------  --------  --------  --------  --------
Total Noninterest Expense   21,190    22,379    23,387    23,380    90,336
Income  Before Income
  Taxes                     14,082    13,623    13,326    13,722    54,753
Applicable income taxes      4,765     4,586     4,395     4,161    17,907
                          --------  --------  --------  --------  --------
Net income                $  9,317  $  9,037  $  8,931  $  9,561  $ 36,846
                          ========  ========  ========  ========  ========

Per share:

  Basic earnings          $    .50  $    .49  $    .48  $    .53  $   1.98
                          ========  ========  ========  ========  ========

  Diluted earnings        $    .48  $    .47  $    .46  $    .50  $   1.92
                          ========  ========  ========  ========  ========

  Common dividends
   declared               $    .19  $    .19  $    .20  $    .20  $    .79
                          ========  ========  ========  ========  ========

          1996
------------------------
Total interest income     $ 39,829  $ 45,276  $ 56,623  $ 57,637  $199,365
Total interest expense      19,993    22,526    28,684    28,366    99,569
                          --------  --------  --------  --------  --------
Net Interest Income
  Before Provision For
  Possible Loan Losses      19,836    22,750    27,939    29,271    99,796
Provision for possible
  loan losses                  880     1,005       940     1,128     3,953
                          --------  --------  --------  --------  --------
Net Interest Income
  After Provision For
  Possible Loan Losses      18,956    21,745    26,999    28,143    95,843

Noninterest income
  Fiduciary fees             2,901     2,824     3,443     3,291    12,459
  Other                      2,487     2,831     3,578     3,604    12,500
  Net securities gains         378         2         9         3       392
                          --------  --------  --------  --------  --------
Total Noninterest Income     5,766     5,657     7,030     6,898    25,351

Noninterest expense
  Salaries and benefits      8,345     8,854    10,917    11,608    39,724
  Other                      6,429     7,922     9,914     9,188    33,453
                          --------  --------  --------  --------  --------
Total Noninterest Expense   14,774    16,776    20,831    20,796    73,177
Income  Before Income
  Taxes                      9,948    10,626    13,198    14,245    48,017
Applicable income taxes      3,057     3,451     4,280     4,727    15,515
                          --------  --------  --------  --------  --------
Net income                $  6,891  $  7,175  $  8,918  $  9,518  $ 32,502
                          ========  ========  ========  ========  ========
Per share:

  Basic earnings          $    .40  $    .40  $    .47  $    .51  $   1.79
                          ========  ========  ========  ========  ========

  Diluted earnings        $    .40  $    .40  $    .46  $    .49  $   1.74
                          ========  ========  ========  ========  ========

  Common dividends
   declared               $    .16  $    .17  $    .17  $    .17  $    .68
                          ========  ========  ========  ========  ========

Note: The earnings per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company's independent auditors which resulted in the filing of a Form 8-K, and there has been no change in independent auditors of the Company during the 24-month period prior to December 31, 1997.

Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item, with respect to directors, is incorporated herein by reference from the March 18, 1998 Proxy Statement under the caption "Election of Directors."

                   EXECUTIVE OFFICERS OF THE REGISTRANT

                            Executive Officers

    (All positions are for one year expiring at time of annual meeting)

Name                          Age       Positions Held during the past 5 years

M. James Johnston             56        Chairman of the Board (1 year) and
                                        Chief Executive Officer (1.5 years)
                                        of the Registrant and Fort Wayne
                                        National Bank.  Formerly President and
                                        Chief Administrative Officer of the
                                        Registrant and Fort Wayne National
                                        Bank (5 years).

Stephen R. Gillig             50        President and Chief Administrative
                                        Officer of the Registrant (1 year).
                                        Formerly Executive Vice President,
                                        Chief Financial Officer and Secretary
                                        of the Registrant and Fort Wayne
                                        National Bank (1 year). Formerly
                                        Executive Vice President, Secretary
                                        and Treasurer of the Registrant and
                                        Executive Vice President of Fort Wayne
                                        National Bank (4 years).


Thomas L. Baumgartner         60        Executive Vice President of
                                        Administrative Services of the
                                        Registrant and Fort Wayne National
                                        Bank (1 year).  Formerly Executive
                                        Vice President and Chief Operations
                                        Officer of the Registrant and
                                        Executive Vice President and Chief
                                        Operations Officer of Fort Wayne
                                        National Bank (5 years).


Michael J. Eikenberry         56        Executive Vice President of Loan
                                        Administration of the Registrant and
                                        Fort Wayne National Bank (3 years).
                                        Formerly Senior Vice President of
                                        Loan Administration of the Registrant
                                        and Fort Wayne National Bank (2
                                        years).

Karen M. Kasper               42        Executive Vice President, Chief
                                        Financial Officer and Treasurer of the
                                        Registrant and Fort Wayne National
                                        Bank (effective January 1, 1998).
                                        Formerly, Senior Vice President, Chief
                                        Financial Officer and Treasurer of the
                                        Registrant and Fort Wayne National
                                        Bank (1 year).  Formerly Senior Vice
                                        President and Treasurer of the
                                        Registrant and Fort Wayne National
                                        Bank (1 year). Formerly Senior Vice
                                        President and Controller of the
                                        Registrant and Fort Wayne National
                                        Bank (4 years).

Thomas E. Elyea               52        Senior Vice President of the
                                        Registrant (2 years) and President
                                        and Chief Administrative Officer of
                                        Fort Wayne National Bank (1 year).
                                        Formerly Senior Vice President
                                        Corporate / Correspondent Banking of
                                        Fort Wayne National Bank (8 months).
                                        Formerly President and Chief Executive
                                        Officer of Firstar Bank Park Forest,
                                        Park Forest, Illinois (5 years).

Jay K. Gardner                50        Senior Vice President and Chief
                                        Operations Officer of the Registrant
                                        and Fort Wayne National Bank
                                        (effective April 14, 1997).  Formerly
                                        Senior Vice President and Manager of
                                        Delivery Support and Operations for
                                        Norwest Bank, Inc. (2 years). Formerly
                                        Vice President and Manager of Delivery
                                        Services (1 year).  Formerly Vice
                                        President of Community Banking
                                        Services (3 years).

Daniel J. Rozelle             50        Senior Vice President and Corporate
                                        Marketing Officer of the Registrant
                                        and Fort Wayne National Bank
                                        (effective June 30, 1997).  Formerly
                                        Senior Vice President and Marketing
                                        Group Executive of United Carolina
                                        Bank (10 years).

John W. Tinnemeyer            51        Senior Vice President and Private
                                        Banking Manager (effective July 21,
                                        1997).  Formerly Vice President and
                                        Private Banking Manager of First Merit
                                        Corporation (5 years).

John T. Kelley                 40       Vice President and Controller of the
                                        Registrant (1 year) and Fort
                                        Wayne National Bank (2 years).
                                        Formerly Assistant Vice President and
                                        Assistant Controller of Fort Wayne
                                        National Bank (4 years).

                   Other Executive Officers of Affiliate Banks

      (All positions are for one year expiring at time of annual meeting)

Name                          Age       Position Held during the past 5 years

Kim Thomas Stacey             53        Executive Vice President and Senior
                                        Trust Officer of Fort Wayne National
                                        Bank (4 years). Formerly Senior Vice
                                        President and Senior Trust Officer of
                                        Fort Wayne National Bank (3.5 years).


Michael C. Haggarty           62        Chairman of the Board, Chief Executive
                                        Officer, and President of The Auburn
                                        State Bank (4 years). Formerly Chief
                                        Executive Officer and President of The
                                        Auburn State Bank (21 years).


Willis E. Alt, Jr.            53        President and Chief Executive Officer
                                        of First National Bank of Warsaw (7
                                        years).


Dennis J. Schwartz            57        President and Chief Executive Officer
                                        of Valley American Bank and Trust
                                        Company (1.5 years). Formerly
                                        President of Valley American Bank and
                                        Trust Company (29 years).

There is no family relationship between any of the persons named above.


Item 11.  EXECUTIVE COMPENSATION

Information required under this item, with respect to executive compensation, is incorporated herein by reference from the March 18, 1998 Proxy Statement under the caption "Executive Compensation."


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference from the March 18, 1998 Proxy Statement under the caption "Principal Holders of Common Stock" and under the caption "Election of Directors."


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item, with respect to certain relationships and related transactions, is incorporated herein by reference from the March 18, 1998 Proxy Statement under the caption "Indebtedness of Management."

Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  (1)   The following consolidated financial statements and report of independent auditors of Fort Wayne National Corporation and subsidiaries are included in Part II, Item 8:

               Report of Ernst & Young LLP, Independent Auditors
               Consolidated Balance Sheet as of December 31, 1997 and 1996 Consolidated Statement of Income for the years ended
                 December 31, 1997, 1996, and 1995
               Consolidated Statement of Cash Flows for the years ended
                 December 31, 1997, 1996, and 1995
               Consolidated Statement of Changes in Shareholders' Equity for the
                 years ended December 31, 1997, 1996, and 1995
               Notes to Consolidated Financial Statements

         (2) Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (3)   Listing of Exhibits

               Exhibit 21 -- Subsidiaries of the Registrant
               Exhibit 23 -- Consent of Ernst and Young LLP
               Exhibit 27 -- Financial Data Schedule


     (b) Reports on Form 8-K

         No Form 8-K was filed during the fourth quarter of 1997.

     (c) Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report. See the Exhibit Index on page 65.

     (d) Financial Statement Schedules

         None

                         FORT WAYNE NATIONAL CORPORATION

                                    FORM 10-K

                                  EXHIBIT INDEX



Number assigned per                                       Sequential Numbering
Regulation S-K Item 601          Description                     Page Number


  2a   Agreement and Plan of Merger between Valley Financial
         Services, Inc. and Fort Wayne National Corporation............   66

  2b   Agreement and Plan of Merger dated as of January 12, 1998
         between National City Corporation and Fort Wayne National
         Corporation...................................................   66

  2c   Stock Option Agreement dated as of January 12, 1998 between
         National City Corporation and Fort Wayne National Corporation.   66

  3a   Amended and Restated Articles of Incorporation..................   66

  3b   Amended and Restated By-Laws....................................   66

  10a  Fort Wayne National Bank - Capital Note Purchase Agreement......   66

  10b  Fort Wayne National Corporation Annual Management
         Incentive Compensation Plan...................................   66

  10c  Supplemental Lease No. 1 (Registrant and FWNB's principal office)  66

  10d  Purchase Agreement Covering Fort Wayne National Corporation
         12.95% Unsubordinated Note Due 2005 and 12.25% Subordinated
         Note Due 1995.................................................   66

  10e  Fort Wayne National Corporation 1985 Stock Incentive Plan
         (1989 Edition)................................................   66

  10f  Fort Wayne National Corporation Benefit Restoration Plan........   66

  10g  Fort Wayne National Corporation 1994 Stock Incentive Plan.......   66

  10h  Fort Wayne National Corporation 1994 Nonemployee Directors
         Stock Incentive Plan..........................................   66

  10i  Fort Wayne National Corporation -  Term Loan Agreement..........   67

  10j  Fort Wayne National Corporation - ISDA Master Agreement dated
         as of May 24, 1996............................................   67

  21   Subsidiaries of the Registrant..................................   71

  23   Consent of Ernst & Young LLP....................................   72

  27   Financial Data Schedule.........................................   73

                         FORT WAYNE NATIONAL CORPORATION

                                    FORM 10-K

                       EXHIBITS INCORPORATED BY REFERENCE

  2a   Agreement and Plan of Merger between Valley Financial Services, Inc.
         and Fort Wayne National Corporation.  Incorporated by reference to
         Exhibit 2 contained in the Company's 1995 Form 10-K, File No.
         0-10869.

  2b   Agreement and Plan of Merger dated as of January 12, 1998 between
         National City Corporation and Fort Wayne National Corporation.
         Incorporated by reference to Exhibit 2.1 contained in the Company's
         Form 8-K dated January 23, 1998, File No. 0-10869.

  2c   Stock Option Agreement dated as of January 12, 1998 between National
         City Corporation and Fort Wayne National Corporation. Incorporated by
         reference to Exhibit 2.2 contained in the Company's Form 8-K dated
         January 23, 1998, File No. 0-10869.

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


FORT WAYNE NATIONAL CORPORATION (Registrant)


By  /S/ M. James Johnston                              January 20, 1998
M. James Johnston, Chairman of the Board                     (Date)
  and Chief Executive Officer


Principal Executive Officers


    /S/ M. James Johnston                              January 20, 1998
M. James Johnston, Chairman of the Board                   (Date)
  and Chief Executive Officer


    /S/   Stephen R. Gillig                            January 20, 1998
Stephen R, Gillig, President                               (Date)
  and Chief Administrative Officer


Principal Financial and Accounting Officer


    /S/   Karen M. Kasper                              January 20, 1998
Karen M. Kasper, Executive Vice President,                    (Date)
  Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, Fort Wayne National Corporation, and in the capacities indicated thereunto duly authorized on the dates indicated.


By  /S/   Walter S. Ainsworth                          January 20, 1998
    Walter S. Ainsworth, Director                          (Date)


By  /S/   Willis E. Alt, Jr.                           January 20, 1998
    Willis E. Alt, Jr., Director                            (Date)


By  /S/   Robert A. Anker                              January 20, 1998
    Robert A. Anker, Director                               (Date)


By  /S/   Andrew F. Brooks                             January 20, 1998
    Andrew F. Brooks, Director                              (Date)


By  /S/   Richard B. Doner                             January 20, 1998
    Richard B. Doner, Director                              (Date)


By                                                     January 20, 1998
    Jon F. Fuller, Director                                 (Date)


By  /S/   Thomas C. Griffith                           January 20, 1998
    Thomas C. Griffith, Director                            (Date)


By  /S/   Michael C. Haggarty                          January 20, 1998
    Michael C. Haggarty, Director                           (Date)


By  /S/   George B. Huber                              January 20, 1998
    George B. Huber                                         (Date)


By  /S/   M. James Johnston                            January 20, 1998
    M. James Johnston, Director                             (Date)


By  /S/   Joanne B. Lantz                              January 20, 1998
    Joanne B. Lantz, Director                               (Date)


By  /S/   Jackson R. Lehman                            January 20, 1998
    Jackson R. Lehman, Director                             (Date)


By  /S/   Michael J. McClelland                        January 20, 1998
    Michael J. McClelland, Director                         (Date)


By  /S/   Patrick G. Michaels                          January 20, 1998
    Patrick G. Michaels, Director                           (Date)

By                                                     January 20, 1998
    Patricia R. Miller, Director                            (Date)


By  /S/   Dennis J. Schwartz                           January 20, 1998
    Dennis J. Schwartz, Director                            (Date)


By  /S/   Mark P. Shambaugh                            January 20, 1998
    Mark P. Shambaugh, Director                             (Date)


By  /S/   Thomas M. Shoaff                             January 20, 1998
    Thomas M. Shoaff, Director                              (Date)


By  /S/   Jeff H. Towles, M.D.                         January 20, 1998
    Jeff H. Towles, M.D., Director                          (Date)


By  /S/   Julie I. Walda                               January 20, 1998
    Julie I. Walda, Director                                (Date)


By  /S/   Don A. Wolf                                  January 20, 1998
    Don A. Wolf, Director                                   (Date)